Form 10KSB40
period 1996-09-30
INTERFOODS OF AMERICA INC
filed 1996-12-20
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended September 30, 1996

Commission File Number 000-21093


                          INTERFOODS OF AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)


      Nevada                                         59-3356-011
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)


         9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156
              (Address and Zip Code of Principal Executive Offices)


                    Issuer's Telephone Number: (305) 670-0746

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $6,298,074.

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 2, 1996 was approximately $2,600,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

     There were 7,392,663 shares of the registrant's common stock outstanding as of December 1, 1996.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company"), is a growth oriented company which is presently engaged in the business of (i) establishing, developing, operating, franchising, servicing, and owning restaurants nationally under the name SOBIK'S(R) SUBS and (ii) operating 15 Popeyes(R) chicken franchises in South Florida and Alabama as a franchisee. The Company currently has three wholly-owned subsidiaries: (1) SBK Franchise Systems, Inc., which, through an exclusive master license with Sobik's Sandwich Shops, Inc., the franchiser of Sobik's Subs restaurants, develops, franchises and services the Sobik's franchises; (2) Sobik's Restaurant Corp., which establishes, owns, and operates Sobik's Subs Shops; and (3) Sailormen, Inc., which currently is the franchisee for the 15 Popeyes restaurants, 11 of which are in South Florida and 4 of which are in Alabama. The four Alabama franchises were purchased in October 1996. In addition, the Company is currently exploring avenues to expand its business to include other compatible food products and compatible food franchises.

         Maddison Avenue Marketing, Inc. ("Maddison"), the predecessor to the Company, was incorporated on November 18, 1987 in British Columbia, Canada. Maddison was initially organized to operate in the business of marketing, advertising and public relations. However, due to disagreements among management concerning internal management policies, the business intent of Maddison was subsequently abandoned. In March, 1991, under new management, Maddison entered into the acquisition business and increased its authorized capital to 2,500,000 shares, of which 2,000,211 were issued. Due to economic conditions and the decline of business locally, Maddison became inactive.

         On May 13, 1994, Maddison organized FD Chemicals, Inc. as a Nevada corporation and wholly owned subsidiary of Maddison. On May 19, 1994, the shareholders of Maddison exchanged all of their shares in Maddison (an aggregate of 2,000,211 shares) for all of the shares held by Maddison in FD Chemicals Inc. (an aggregate of 2,000,211 shares) on a one-share-for-one-share basis. Upon consummation of the share exchange, Maddison became an inactive corporation while looking for a viable business for a possible merger.

         On June 30, 1995, the Company entered into an exchange agreement (the "SBK Agreement") with SBK Franchise Systems, Inc. ("SBK"), a Florida corporation which was incorporated on March 12, 1993. Pursuant to the SBK Agreement, 4,000,000 shares of common stock of the Company were exchanged for all of the issued and outstanding capital stock of SBK. SBK is engaged in developing, franchising and servicing Sobik's Sub Shops franchises through an exclusive licensed obtained from Sobik Sandwich Shops, Inc., the franchisor of the Sobik's Sub Shops restaurants. See "Sobik's License Agreement." Upon consummation of the SBK Agreement, SBK became a wholly owned subsidiary of the Company. On July 7, 1995, FD Chemicals, Inc. changed its name to Sobik's Subs, Inc. and in September 1996, the Company changed its name to Interfoods of America, Inc. The Company elected to change its name of the Company so that its name would reflect the changing and expanding nature of the Company's business.

         In connection with SBK Agreement, on June 27, 1995, the Company also formed SBK Foods, Inc., a Florida corporation, as a wholly owned subsidiary. On July 12, 1995, the name was changed to Sobik's Restaurant Corp., which was organized for the purpose of establishing, owning and operating Sobik's Sub Shops, pursuant to a franchise agreement with SBK. As of September 30, 1996, Sobik's Restaurant Corp. owned and operated 9 Sobik's Sub Shops, of which two are currently owned and operated by the Company.

         On January 22, 1996, the Company, Sailormen, Inc. ("Sailormen"), a Florida corporation, and the shareholders of Sailormen, Inc. entered an Agreement and Plan of Reorganization (the "Sailormen Agreement"). Pursuant to the terms of the Sailormen Agreement, effective May 14, 1996, the Company issued 2,500,000 shares of its common stock to the shareholders of Sailormen in exchange for all of the issued and outstanding shares of capital stock of Sailormen. Sailormen was organized in 1984 under the laws of the state of Florida. Pollo Grande, Inc., a wholly owned subsidiary of Sailormen, was organized in April of 1993 as a Florida corporation. Upon consummation of the transaction, Sailormen became the Company's third wholly owned subsidiary and Pollo Grande, Inc. continued to exist as a wholly owned subsidiary of Sailormen. As of October 1, 1996, Pollo Grande was consolidated into Sailormen, Inc. and a such, is no longer operated as a subsidiary.

         The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156 and its telephone number is (305) 670-0746.

SUB SANDWICH BUSINESS SEGMENT

HISTORY

         In 1965, the Sobik family opened its first sandwich shop in Orlando, Florida, under the name "The Q.P. Sandwich Shop". In 1969, the Sobik family opened the first Sobik's Subs Shop in Altamonte Springs, Florida. During the following years, several other Sobik's Sub Shops were opened throughout Central Florida. In 1972, Sobik's Sandwich Shops, Inc., which is owned by the Sobik family, sold its first franchise in Apopka, Florida. In 1993, through an exclusive license agreement, Sobik's Sandwich Shops, Inc. granted SBK, a wholly owned subsidiary of the Company engaged in developing, franchising and servicing Sobik's Sub Shops, the exclusive right to develop, sell and service Sobik's Sub Shop franchises throughout the world.

THE SOBIK'S LICENSE AGREEMENT

         On March 1, 1993, SBK and Sobik's Sandwich Shops, Inc. entered into an exclusive license (the "License") agreement, which included an assignment of License and Franchise Agreements with 39 franchisees and the right to acquire the Sobik's trademark and logo upon specified terms and conditions. The term of the License is for ten years and SBK has the option of purchasing all of the rights under the License for approximately $100,000 at the end of the fifth year. SBK assumed all rights, duties and obligations as franchisor under said License and Franchise Agreements pursuant to the assignment.

THE JUNE 25, 1996 AGREEMENT

         Pursuant to an Agreement between Robert S. Berg, Steven M. Wemple, James S, Byrd, Norman Kaufman and Sobik's Subs, Inc. dated June 25, 1996, ("the June 1996 Agreement"), James S. Byrd has resigned from all his capacities as an officer of the Company and will resign as director of the Company and its subsidiaries at such time as the Company's stock becomes listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Norman
R. Kaufman resigned as an officer of the Company and its subsidiaries, and will resign as a director of the Company and its subsidiaries at such time as the Company's stock becomes listed on Nasdaq.

OPERATIONS

         Through its wholly owned subsidiary SBK, the Company is engaged in franchising restaurants (the "Restaurants/Units") operating under the federally registered service mark SOBIK'S(R) and the name "Sobik's Subs". As of September 30, 1996, the Company had 39 franchised Restaurants in operation, and as December 2, 1996, this number had increased to 50 and it is anticipated that one more will open prior to December 31, 1996.

         The Restaurants offer a menu of submarine (sub) style sandwiches (also referred to as hoagies or heroes, in some regions of the United States), salads, soups, pastas, desserts and beverages. The Company believes that the sub sandwiches offered in the Restaurants are distinctive in the market because they can be served grilled or cold and the Restaurants incorporate proprietary recipes and ingredients. These ingredients, recipes and techniques are controlled by the Company through trade secret protection and non-disclosure agreements with suppliers, to provide uniformity of taste and quality among all of the Restaurants. Most of the ingredients used in the Restaurants, including sandwich dressings, tuna mix blends, take-out garlic oil blend and marinara sauce, are prepared for or approved by the Company in accordance with recipes developed by the Company. Additionally, the Company believes that the Restaurants offer a more varied menu compared to its competitors and each sub sandwich is made to order.

         The Company believes that quality ingredients are essential to the success of the Restaurants. In order to help achieve this goal, all ingredients must be purchased by franchisees from approved suppliers to maintain quality and uniformity of taste, and the Company requires its franchisees to purchase ingredients that are of a higher quality than those used in most other sub sandwich restaurants. As a result, the food products offered in the Restaurants are generally of a higher quality than those of the typical fast food operation. Each Restaurant has a distinctive trade dress, incorporating a comfortable dining area with a delicatessen feeling with typical deli counters, green cabinetry and counters and red, yellow and green striping throughout. Open kitchens, where every submarine sandwich is made to order, help contribute to the ambiance of the Restaurants.

CONCEPT AND STRATEGY

         The Company's marketing strategy is to position the Restaurants between fast food and full-service dining. As a result of growing public awareness of the high fat, cholesterol and salt content of typical fast food products, the Company believes that consumers are looking for a healthy and tasty alternative to typical fast foods. The Company believes that today's busy families are looking for a more convenient and reasonably priced alternative to full-service dining. The Company believes that the Sobik's Sub Shops combine quick service, higher quality food products, with a comfortable in-house dining area having a deli-like ambiance. The Sobik's Sub Shops have a well-lit atmosphere with a cheerful color scheme enhancing the customers dining experience. The combination of fast, healthy foods, relaxing atmosphere, and reasonable pricing encourages customers to frequent Sobik's Subs.

         A primary growth strategy for the Company is based on the "Conjunctive Use" concept. The term 'Conjunctive Use' is the "marrying" of two or more separate complimentary businesses under one facility. The Company believes that the fast-food industry lends itself to rapid and substantial growth adapting utilizing the "Conjunctive Use" concept to Sobik's Sub Shops franchises. During the past eighteen months, convenience store chains and operators, grocery store chains and operators, and other types of general merchandising outlets have determined that a tremendous profit opportunity is provided for them through the implementation of a 'conjunctive use' or 'branded food' partnership or program within their facility. Specifically, many convenience store and grocery chains are becoming fast-food franchisees, so that they can "marry" their concept and traffic driving potential with a readily identifiable brand of food. This not only provides these retail outlets with a separate, low investment profit center, but also drives additional traffic to their door, which will result in a national increase in other merchandise sales.

         Recently, fast food chains such as Subway, KFC, McDonalds, Burger King, Popeyes, and Taco Bell have successfully exploited this rapidly growing phenomenon by entering into partnerships with, or selling franchises to convenience stores and grocery chains. The convenience store industry, as a whole, is rapidly moving to "partner" up with branded foods, and certain analysts have predicted that as many as eighty percent (80%) of all convenience stores will employ some type of branded food program during the coming thirty-six (36) months. There are 93,200 convenience stores across the United States which translates into a huge potential for the Conjunctive Use. The Company is moving to take advantage of this opportunity.

         Although Sobik's is not as large as its competitors which include Subway, KFC, Taco Bell, McDonald's and others, Sobik's believes that it has a unique advantage in the Conjunctive Use area, over each of these giants, as follows:

1. Sobik's, like Subway and Blimpies, but unlike McDonalds, KFC, Taco Bell, and others, is a clean and simple concept which does not involve major structural renovations including hoods, fryers and the like. Because of this, a sub sandwich concept is a lower investment, simpler, and much more preferable type of conjunctive use for a typical convenience store owner, particularly the independent or small chain operator who cannot afford the expensive capital renovations necessary to place a hamburger, fried chicken or pizza food system within the convenience store. Additionally, insurance premiums increase when fryers and large ovens are required in restaurants.

2. Because Sobik's is relatively new, it is not precluded by territorial restrictions resulting from its franchise agreements from entering into, or further penetrating, many major markets across the United States, unlike Subway's and, to a lesser extent, Blimpies who have such restrictions. A number of medium to large convenience store chains which desire to deal with one food franchise with whom they can be identified, are seeking other alternatives to Subway and Blimpies because of these restrictions.

3. Sobik's is a low investment, simple concept. In contrast to the sixty to one-hundred and thirty thousand dollars ($60,000.00 to$130,000.00) which is the typical cost for opening a standard stand-alone Sobik's Sub Shop, a Restaurant can be placed within a convenience store for thirty to forty-five thousand dollars ($30,000.00 to $45,000.00). Given the fact that the convenience store owner or operator will already have paid for the facility, and that overhead will only consist of food, labor costs, and marginal overhead costs, the return on investment is much greater for this type of application than a standard franchise Unit. Thus, the convenience store operator can have the best of both worlds with a Sobik's Sub franchise: A low investment, with a simple high return concept.

AREA DIRECTORS

         The Company believes that one vehicle for achieving its Company's planned growth is expected to be its Area Director marketing program (the "AD Program"), established by the Company in September of 1995, and designed to assist the Company in accelerating the marketing and sale of franchises and the selection of Restaurant locations in the Exclusive Area ("Exclusive Area"). Each Exclusive Area is established with reference to "areas of dominant influence" of local television broadcast stations as defined by broadcast industry standards. The Company's growth strategy clusters Restaurants in particular television markets, in order to facilitate implementation of its advertising program. See "Advertising." The Company intends to use trade shows and print media to market its AD Program. The Company plans to recruit Area Directors to serve key market areas across the country that will be defined through "areas of dominant influence" of television broadcast stations so as to facilitate advertising efforts.

         Under the AD Program, the Company grants an Area Director the right to sell, on behalf of the Company, Sobik's franchises in a specified market area pursuant to an Area Director Agreement. Upon execution of an Area Director Agreement (the "AD Agreement") with the Company, an Area Director is required to pay the Company an Exclusive Area Development Fee (the "EAD Fee") based upon the following formula: a sum equal to the total of the area population multiplied by 3 cents. The EAD Fee is deemed fully earned by the Company when paid and is not refundable, although that portion of the fee attributable to purchase of a franchise for the Area Director's flagship Restaurant is not recognized as revenue until that Restaurant is opened. The EAD fee is subject to future adjustment by Company.

         The use of Area Directors to facilitate the sales of franchised Units is used by many of the Company's competitors. The Company's AD Program, however, differs from those of its major competitors in the submarine sandwich market in that training, quality assurance, and operations support for the Restaurants is not delegated to the Area Director. Rather, those matters become the responsibility of SBK upon the opening of a franchised Restaurant and are governed by the Franchise Agreement entered into by SBK and the franchisee. Furthermore, SBK retains complete control over the approval of each franchisee and Restaurant location by requiring, among other things, that the Franchise Agreement and all related documents be executed by officers of the Company and not by Area Directors. As a result, SBK's Area Directors are focused on the three areas that are best addressed by local representation: franchise sales, assistance in Restaurant site selection, and ongoing supervision.

         Under the multi-unit territorial development agreement, ("Addendum to Franchise Agreement"), the SBK retains the right to select or approve the location of all new Restaurants, whether franchised or Company-owned. SBK's policy is to approve Restaurant sites only if they have the attributes that SBK believes are necessary for profitable Restaurant operations. SBK has conducted a comprehensive marketing study which, among other things, will provide SBK with more detailed demographic information and information on the occupation, income and other characteristics of the current customers of the Restaurants. Census data will then be analyzed to identify sub-areas within each market area that have a population meeting SBK's "customer profile" that will support a Restaurant. That information, along with considerations such as the availability and cost of real estate and employees, is used by SBK to select sites for each Restaurant that offer the best prospects for success of the Restaurant.

FRANCHISE PROGRAM

         Under the Franchise Agreement and the Addendum to Franchise Agreement, SBK authorizes individuals and companies ("Franchisee") to establish and operate Restaurants at an approved location pursuant to the terms of a Franchise Agreement with SBK. SBK retains the right to approve the terms of the Franchisees' lease. Under the Franchise Agreement, SBK undertakes to perform certain services with respect to the opening and operation of a Restaurant. In connection with the opening of a Restaurant, those services include (i) approval of the proposed Restaurant location, (ii) review and approval of construction plans for the Restaurant, (iii) identification of sources of supply for items which are ordinarily necessary to operate a Restaurant, (iv) an operations manual providing detailed instructions with respect to operation of the Restaurant, (v) training with respect to the SBK's method of operations, including operating procedures, food preparation techniques, controls, promotion programs, management and public relations, and (vi) pre-opening assistance. After opening of the Restaurant, SBK provides continuing advise and consultation with respect to operation of the Restaurant as well as oversight of such operations to assure that the Restaurant conforms to SBK's standards and requirements.

         All Sobik's franchising is performed by SBK, and is done pursuant to a written Franchise Agreement, pursuant to which SBK licenses to Franchisees, the right to use the Sobik's name, logo, trademark, and system. Additionally, SBK provides training and support for Franchisees, assists in and provides other services to Franchisees pursuant to the terms of a written Franchise Agreement between the parties. Currently, there are 33 Sobik's franchisees, operating 41 franchise Units. SBK receives a ten thousand dollar ($10,000.00) initial franchise fee (from which it must pay sales commissions and expenses), in addition to a four percent (4%) weekly royalty payment (amended to five percent (5%) for those agreements executed in the fourth quarter of 1995) and a four percent (4%) weekly advertising contribution. The advertising contribution is held and distributed in a fiduciary capacity, and is utilized for the purpose of establishing and administering local, regional, and national advertising programs on behalf of the Sobik's system. The average yearly gross Restaurant volume for a Sobik's franchise Unit is approximately two hundred thousand dollars ($200,000.00), so SBK has a contractual right to receive between 4% to 6% of the gross sales of a franchise Unit, depending upon the particular franchise agreement. The fees are subject to future adjustment by SBK.

         Upon execution of the current form of Franchise Agreement used by SBK, Franchisees are obligated to pay SBK an initial fee of $10,000. Franchisees are also required under the current Franchise Agreement to pay SBK a continuing royalty fee of 5% of the Franchisees' gross sales. Franchise Agreements executed prior to the fourth quarter of 1995, provided for a lower continuing royalty fee. Gross sales is defined as all sales, whether on credit or for cash, and all revenues from any source caused by the operation of the Unit, whether directly or indirectly relating to the operation thereof. Sales tax and any other state or federal tax which is collected by Franchisees from customers and remitted to any government agency are deducted from gross sales prior to calculation of the royalty payment. Franchisees are also obligated under the current Franchise Agreement to pay an advertising fee to SBK in an amount equal to 4% of the Franchisees' gross sales, which fees are used by SBK exclusively for national, regional and local campaigns to enhance and build the image and goodwill of the Sobik's system. There are certain other fees that must be paid by Franchisees to SBK in order to reimburse SBK for costs incurred in connection with the establishment of a Restaurant. The total average cost to Franchisees for opening a Restaurant ranges between $60,000 and $130,000, including funds to cover the initial franchise fee, with most of the variation attributable to differences in the costs of leasehold improvements for the Restaurant.

         All of the purchasing of the ingredients for the food products offered in the Restaurants is done by Franchisees, with SBK maintaining approval of the food products purchased. This approval ensures quality control by SBK of those products offered in the Restaurant.

         Franchisees, or a person designated by Franchisees and approved by SBK, is obligated to devote his or her full time, attention and efforts to the performance of the Franchisees' duties under the Franchise Agreement relating to the operation of the Restaurant. Franchisees agree in the Franchise Agreement to use their best efforts to produce maximum volume of gross sales in the Restaurant. The Restaurant must be operated continuously on such days and during such minimum hours, as are required by SBK, unless restricted by Franchisees' lease or other rules applicable to the Restaurant. Franchisees agree to maintain books and records for the Restaurant in accordance with the requirements and specifications set forth from time to time by SBK. Franchisees are required by the Franchise Agreement to be responsible for submitting all required reports to SBK when and in the manner or format required by SBK. Franchisees must submit copies of all proposed advertising or promotional materials for approval by SBK prior to use. SBK must give its written approval to any advertising or promotional materials before Franchisees are authorized to use such materials.

         SBK expects that Restaurants operating within its franchise system will emphasize quality "submarine" sandwiches. In order to satisfy customer expectations regarding menus and service, SBK requires substantial uniformity among all Restaurants. All Restaurants must conform to the decor and menu specifications of SBK. Franchisees are not allowed to sell any goods or services at a Restaurant other than those goods and services specified by SBK.

COMPANY-OWNED RESTAURANTS

         At September 30, 1996, there were nine Company-owned restaurants (two of which are currently owned by the Company) which provide a significant additional source of revenue for the Company. The Company also believes that owning and operating Restaurants will provide it with continuous feedback concerning the opportunities and problems faced by Restaurant operators. The Company-owned Restaurants will provide the Company with a controlled environment for the testing of new menu items and a substantial platform for the roll-out of new products and programs. The Company, may from time to time, increase or decrease the number of Company owned restaurants.

REVENUES

         As described above, SBK's revenues are derived from a number of sources, including a 5% royalty on all sales at franchised Restaurants, a per Restaurant franchise fee of $10,000 and fees collected from Area Directors for the grant of territorial Restaurant marketing rights ($0.03 per capita in the Exclusive Area). Franchisees and Area Directors pay fees to SBK only once in connection with execution of Franchise Agreements and AD Agreements as described above. Royalties provide a long term source of revenue. Revenue from the sale of Area Director rights are expected to decline as the number of remaining exclusive areas available for sale to Area Directors declines. However, as that source of revenue declines other sources of revenue, such as franchise fees and royalties, are expected to increase as the number of franchised Restaurants in operation increases. The royalty rate and franchise fees currently charged by SBK have been set at a relatively low level compared to its major competitors in the submarine sandwich market to foster growth in the number of Restaurants. As SBK's chain of franchised Restaurants grows, the Company may increase royalty rates and franchise fees in new Franchise Agreements to levels charged by comparably sized franchised restaurant operations. SBK is also evaluating other opportunities for creating additional sources of revenue. Opportunities currently under consideration include developing an equipment leasing program for new franchisees, developing standardized computer software for the Restaurants that would be licensed or used to provide bookkeeping services to franchises, development of real estate sites to be leased to franchisees and implementation of a program whereby SBK would acquire an ownership interest in flagship Restaurants opened by Area Directors.

MARKETING

         Franchisees' are required to contribute four percent (4%) of gross sales weekly to a general marketing fund. (a weekly advertising contribution). The proceeds generated by the Marketing Fund are used to create, administer, promote and advertise the Sobik's Sub Restaurant chain for the benefit of Franchisees and SBK stores.

ADVERTISING

         Sobik's advertising staff is developing advertising campaigns for use at all levels to support consumer sales in all of its locations. One-third of the advertising fees paid to the Company by Franchisees will go into a "national" fund to be used to develop advertising both to attract customers to the Restaurants and to position Sobik's in the restaurant market. Campaigns developed using the "national" fund will be created with television, radio, and print elements, which are available to each local Sobik's market. To date, only regional television and radio campaigns have been undertaken because SBK's business is currently regional in scope.

         Each local market will be set up as a separate Advertising Cooperative which coincides with the area of dominant influence of local television broadcast stations. The local cooperative utilizes the balance of advertising fees paid by franchisees (two-thirds) as working media dollars placing SBK developed advertising commercials on television and radio and printing direct mail or fliers for distribution to consumers in the immediate area surrounding a Restaurant. Some local cooperative funds may be used for promotional sales activities as well, such as sponsorship of events, or food to support media events.

         Consumer advertising chain wide also is funded by a vendor program in which marketing funds are solicited by SBK from vendors on behalf of all Restaurants once a year. A small portion of these funds are used to support "national" fund programs which benefit all Restaurants. The majority of the funds are distributed periodically to Advertising Cooperatives on a pro-rated basis according to the number of Restaurants in that cooperative.

         In addition to SBK advertising support, each Restaurant pursues local marketing strategies, such as distribution of coupons and fliers in the immediate area of the Restaurant and point of sale materials displayed in the Restaurant.

POPEYES FRIED CHICKEN FRANCHISE BUSINESS SEGMENT

HISTORY

         The Company currently operates 15 Popeyes Chicken and Biscuits ("Popeyes") franchises through its wholly owned subsidiary, Sailormen, Inc.("Sailormen") and Sailormen's wholly-owned subsidiary, Pollo Grande Inc. ("Pollo Grande"). Sailormen was incorporated in Florida, in 1984, to own and operate eight (8) Popeyes franchises spun-off from another corporation that owned the franchises starting in 1978. Pollo Grande was incorporated in Florida in 1993 to own and operate three (3) Popeyes restaurants in Broward County, Florida. Both Sailormen and Pollo Grande were acquired by the Company in May 1996. However, as of October 1, 1996, Pollo Grande was consolidated into Sailormen, Inc. and a such, is no longer operated as a subsidiary. Eleven of the Popeyes restaurants are located in South Florida (Dade and Broward counties) and in October 1996, the Company acquired four Popeyes franchises in the state of Alabama.

OPERATIONS

         The Popeyes menu features a unique spicy fried chicken, which each restaurant prepares daily on premises and serves with a biscuit. In addition to its spicy fried chicken, the Popeyes menu contains up to 20-25 other items, including seasonal entrees, such as seafood dishes, and side items, such as red beans and rice, french fries, mashed potatoes with gravy, cole slaw, and Cajun rice. Almost all of these items are prepared fresh daily on the premises of each restaurant. The Popeyes menu is designed to appeal to a large cross-section of the population, concentrating on the 18-49 age group. Most of Sailormen's Popeyes restaurants are open seven days a week, from 10:00 am to midnight, and serve lunch and dinner. In 1995, there were 932 Popeyes units in operation in the U.S. and Popeyes ranks third behind KFC and Church's Chicken. Management estimates that about 100 of these Popeyes are in Florida. The information presented herein was obtained from the NATION'S RESTAURANT NEWS, ("NRN") August 7, 1995 (NRN Top 100 Market Share). The Company believes that this information is the most current information of its kind available. According to NRN, national average sales per unit for Popeyes was $772,000 annually. Sailormen's average realized sales per unit in 1995 was $795,000.

BUSINESS STRATEGY

         The Company's business strategy is to expand carefully, either through the acquisition of existing Popeyes units that can benefit from management's expertise in improving operations or through conversion of selected sites formerly occupied by other fast food units. Management believes the Company has a competitive advantage over other operators because of management's successful track record in site selection to cater to demographics and demand, and high retention rates for the managers of its units (15-20% turnover as opposed to 150% for the industry). The Company's marketing philosophy emphasizes local direct mail advertising (negligible electronic media) to turn small marketing areas into loyal marketing bases by providing value purchasing.

FRANCHISE AGREEMENT

         Sailormen franchises its Popeyes restaurants from America's Favorite Chicken Company (the "Franchisor"), a Minnesota corporation which was organized on July 27, 1992, to succeed to the interest of Al Copeland Enterprises, Inc. ("Enterprises"), a Texas corporation, pursuant to a Plan of Reorganization confirmed on October 22, 1992, by the United States Bankruptcy Court for the Western District of Texas, Austin Division, which became effective on November 5, 1992. The Franchisor maintains its principal place of business at Two Concourse Parkway, Suite 600, Atlanta, Georgia 30328. Franchisor does business under its corporate name and under the trade names and service marks "Popeyes" and "Popeyes Famous Fried Chicken and Biscuits".

         Each of the Company's Popeyes restaurants are operated under a separate franchise agreement from the Franchisor. The franchise agreements are for an initial term of 20 years, and may be extended for an additional ten-year term upon the payment of one-half of the then-applicable franchise fee (currently at $25,000) and the execution of a renewal franchise agreement (provided a written notice of election is submitted not less than twelve months or more than eighteen months prior to the end of the primary term), which may provide for increased royalties and advertising contributions, and pursuant to which the Company may be required to remodel or re-equip its restaurants to meet the then-current standards of the Franchisor. The Company is required to pay the Franchisor a royalty fee equal to 5% of the gross sales of each franchise restaurant for its first five years of operation, and 5.5% of gross sales thereafter. The royalty fee is payable weekly. The franchise agreements require the Company to construct and operate its Popeyes restaurants in accordance with the detailed requirements of the Popeyes System. All franchisees and the managers of their restaurants are required to attend, at the franchisee's expense, training courses conducted by the Franchisor.

         A purchasing cooperative, "POPCA" makes centralized purchasing arrangements for basic menu items (such as chicken, beverages, french fries, corn, rice, and jalapeno peppers), supplies, and equipment. The Company is free to negotiate and buy from any approved vendor. The Franchisor has approximately 100 approved non-chicken vendors and approximately 20 approved chicken vendors. The flours, batters, seasonings, mixes, sauces, dressings, and meats, used to prepare Popeyes spicy fried chicken and other Popeyes menu items, constitute the proprietary products (the "Proprietary Products"). The Proprietary Products are produced by an affiliate of the Franchisor. Sailormen and Pollo Grande have a Distribution Agreement with a distribution company approved by the Franchisor for the supply of food products, dry goods and related supplies, except for fresh poultry, carbonated beverages and various other goods, on an exclusive basis. The Distribution Agreement commenced on March 8, 1996 and will last for 10 years and renew annually thereafter unless terminated with 60 days notice by either party.

MARKETING AND ADVERTISING

         All Popeyes company and franchise restaurants are required to contribute 3% of their weekly gross sales to the Popeyes Chicken & Biscuit Advertising Fund (the "Popeyes Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeyes Advertising Fund require that all contributions and earnings be used by the Franchisor exclusively to meet the costs of the advertising and promotional activities for Popeyes restaurants. If the Company and other franchisees become members of any non-profit advertising cooperatives that are organized by franchisees in certain major television markets in which they may be located, the advertising contribution is reduced up to 1%.

GOVERNMENT REGULATIONS

         The Company is subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees, a franchise offering circular containing information prescribed by the FTC Rule. State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with state authorities. Those that regulate the franchise relationship generally require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of standards of performance on a franchisee and regulate discrimination against franchisees in charges, royalties, or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

         Each Restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the Restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new Restaurant in a particular area. The Company is subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent the development of a new Restaurant in a particular area.

         The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime, working conditions, and citizenship requirements. Current Congressional proposals relating to mandated employee health care programs may also impact the Company, if they become law. Significant numbers of food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, increases in the benefits under any of these laws would increase labor costs to the Company and its franchisees.


COMPETITION


GENERALLY

         The restaurant industry is highly competitive with respect to price, service, food quality, and location, and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel, and other resources than the Company. There is also active competition for restaurant managers and hourly restaurant employees, as well as intense competition for commercial real estate suitable as sites for quick-service restaurants. The Company's primary competitors with respect to Sobik's are sub chains such as Subway and Blimpies, and burger chains such as McDonalds, Burger King, Dairy Queen, Wendy's, Hardee's, Sonic, Jack-in-the-Box and Carl's Jr.

         The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes, and eating habits, demographic trends and traffic patterns, increases in food and labor costs, and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the Company, which do attempt to match competitors' price reductions.


SOBIK'S SUBS SHOPS

         The Company competes in the sandwich segment of the fast food industry, a segment long dominated by hamburger chains. Subway, the nation's largest submarine sandwich restaurant chain, has grown significantly in recent years and expected to have a total of 10,351 units opened by the end of 1995. The expansion of Subway has drawn attention to submarine sandwiches. Despite the growth of Subway, its sales revenues make up less than 6% of the total sales revenue of the 18 largest sandwich chains. The Company believes that the submarine sandwich segment is underdeveloped, and that demand for submarine style sandwiches will continue to grow. Blimpie, the second largest submarine sandwich chain is expected to have 1,920 units opened at the end of calendar year 1995. Most of the other submarine sandwich chains currently have less than 150 units each or are primarily concentrated in their home markets, i.e., Miami Subs (Florida), Cousins (Wisconsin), Togos (California) and Tubby's (Michigan).

         Other national non-submarine sandwich chains have added submarine sandwiches to their menus, further adding the awareness of the category. Dominos Pizza is delivering a limited line of submarine sandwiches to their menus. Convenience stores have been offering pre-made "commodity type" cold submarine sandwiches in their stores for over a decade.

         Of the top 100 restaurant chains, 18 are sandwich chains, which include burgers and taco chains. These top 18 sandwich chains have $47 billion in annual sales, with 56,829 restaurant units. Subway and Blimpie are the ONLY sub sandwich chains found in the top 18. Subway's U.S. system wide food service sales is $2.9 billion, with 10,351 units operating. Blimpie's total sales is $345 million with 1,920 units operating. The size of the sub sandwich market continues to grow, primarily as a result of a decrease in the burger market share.

         The Company's major competitors, including Blimpie, have followed Subway closely in the style and quality of the product, creating very little, if any differentiation in the market. Subway offers a low-cost product, in a fast food style restaurant, with limited seating. The Company believes that it has positioned the Restaurants between the traditional fast food restaurant and full-service dining, and has focused on higher quality products, to distinguish the Restaurants from their competitors. There can be no assurances, however, that consumers will be able to distinguish between the Company's products and those of its competitors. Moreover, competitors such as Blimpies and Subways have better name recognition than the Company and have dedicated substantially more funds toward marketing and advertising than the Company.

         In addition to its Restaurant operations, the Company competes with fast food chains, major restaurant chains and other franchisors for franchisees. Many franchisors, including those in the restaurant industry, have greater market recognition and greater financial, marketing, and human resources than the Company. The Company believes that it can compete successfully for franchisees for several reasons. The franchise fees and royalties charged by SBK tend to be lower than those of its major submarine sandwich competitors. The total cost of opening a Sobik's Restaurant tends to be lower than that of hamburger fast food and full-service dining restaurants. The ratio of sales revenue per restaurant to restaurant opening costs is also better for Sobik's Restaurants than for most of its competitors. Finally, the ambiance of Restaurants offers Franchisees a pride in ownership that is unique to the Sobik's concept.

POPEYES RESTAURANTS

         The fast-food restaurant business is highly competitive and is often affected by changes in taste and eating habits of the public, and local and national economic conditions affecting spending habits, population, and traffic patterns. The principal bases of competition in the industry are food quality, speed of service, and price; but advertising, location, and attractiveness of facilities are also important. Popeyes competes with other national fried chicken chains such as KFC and Church's, and with all other quick-service restaurants, including national and regional restaurant chains, and with convenience stores, delicatessens, cafeterias, and grocery stores which sell convenience and microwave food, some of which have greater financial resources, larger advertising budgets, and more national recognition than those of Popeyes.

         As a result of a national trend in eating habits toward greater chicken consumption, many quick-service restaurant chains that are not identified with chicken have added a variety of chicken items to their menus. While the Company believes that its spicy fried chicken is distinguished from the chicken offered by its competitors by unique seasonings and tastes, product quality, and freshness, there can be no assurances that the consumer will enjoy its distinctive recipe or that competitors will not offer substantially similar recipes.

INTELLECTUAL PROPERTY PROTECTION

         As part of the License Agreement between SBK and Sobik's Sandwich Shops, Inc., SBK has the right to purchase the SOBIK'S SUBS trademark. Sobik's Sandwich Shops, Inc. owns one federal registration in the United States Patent and Trademark Office for the Sobik's service mark. The Company seeks to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements with its employees and as required by its suppliers and employees. Competitors or customers of the Company may nevertheless be able to copy certain aspects of its recipes.


EMPLOYEES

         The Company employs a total of 310 persons, on a full-time and part-time basis. Of these employees, 225 are employed in Popeyes franchises, 35 as field management personnel and the balance (190 persons) on a part-time basis, and 85 in Sobik's operations, of which 6 are in corporate management, 4 are in administration, 6 are field management personnel and 74 are part-time. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

         The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156 and its telephone number is (305) 670-0746.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 2,500 square feet of office space at 1059 Maitland Center Parkway, Maitland, Florida 32751. The base rent under the lease is approximately $2,500 per month. The lease expires on December 31, 1996 and is not being renewed. The function of these offices are being incorporated in the Miami headquarters. The Company also leases 2600 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly lease expense for the Miami offices is $3,250.00. The lease expires on December 31, 1999. These offices are used to administer all Company operations.

         The Company does not currently make any investments in real estate or interests in real estate, including real estate mortgages or securities issued by person primarily engaged in real estate activities, and the Company does not now intend to make such investments in the future. The Company anticipates that Company-owned Restaurants will be established primarily in leased premises, but the Company may elect to purchase a Restaurant site in certain locations. In that regard, the Company may need to periodically purchase land and buildings for new locations. However, these locations will eventually be sold in sale-leaseback type transactions to free up the Company's capital.

         Of the 9 Sobik's Subs restaurants operated by the Company at May 1, 1996, none of the land and buildings were owned by the Company. As of September 30, all of the 15 Popeyes restaurants operated by the Company were leased. The Company usually tailors the lease term according to the term of the franchise agreement. The monthly lease expense on leased properties range between $2,128 to $7,045. The lower base rent leases may also contain additional payments to the lessor as percentage of sales.

         Below are the locations for the 9 Sobik's Subs restaurants operated by the Company at September 30 1996: (1) 3855 S. Hopkins Ave., Titusville FL; (2) 1452 N. Courtenay Pkway, Merritt Island, FL; (3) 3011 N. Goldenrod Rd. Winter Park, FL; (4) 6177 Westwood Blvd., Orlando, FL; (5) 702 S. Spring Garden, DeLand, FL; (6) 217 S. Park Avenue, Sanford, FL; (7) 6793 E. Colonial Dr., Orlando, FL; (8) 5145 N. Hwy. 17, DeLeon Springs, FL; and (9) 750 Lake Mary Blvd., Lake Mary, FL. The following are the locations of the Popeyes restaurants operated by the Company as of September 30, 1996: (1) 5534 NW 7th Ave., Miami, FL; (2) 11205 SW 152nd St., Miami, FL; (3) 650 NE 79th St., Miami, FL; (4) 1355
W. Sunrise Blvd., Ft. Lauderdale, FL; (5) 12100 NW 7th Ave. Miami, FL; 20690 NW 2nd Ave., Miami, FL; (6) 233 Hillsboro Blvd., Deerfield Beach, FL; (7) ;1501 NW 20th St., Miami, FL; (8) 3291 W. Broward Blvd., Ft. Lauderdale, FL ; (9) 2490 NW 79th St, Miami, FL; (10) 3285 NW 183rd St., Miami, FL; (11) 1695 NW 103rd St.,
Miami, FL; (12) 2239 Bessemer Road, Bessemer, AL 35228; (13) 4020 Airport Road, Birmingham, AL 35205;

(14) 725 11th Court West, Birmingham, AL 35204; and (15) 932 9th Avenue North, Birmingham, AL 35205.

ITEM 3.            LEGAL PROCEEDINGS

      There is no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In the fourth quarter, no matter was submitted to a vote of securities holders of the Company

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. There was no trading in the Company's Common Stock prior to October, 1995. The following table shows the quarterly high and low bid prices for calender years 1995 and 1996 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         YEAR            PERIOD                    HIGH              LOW

         1995            First Quarter             N/A               N/A
                         Second Quarter            N/A               N/A
                         Third Quarter             N/A               N/A
                         Fourth Quarter            $6.75             $6.00

         1996            First Quarter             $7.00             $4.75
                         Second Quarter            $6.00             $1.875
                         Third Quarter             $3.25             $1.375


         At December 1, 1996 there were approximately 354 Holders of record of the Company's Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 30, 1996, COMPARED TO YEAR ENDED SEPTEMBER 30,
1995

         For the year ended September 30, 1996, ("fiscal 1996"), the Company had total revenues of approximately $6,300,000 as compared to total revenues of approximately $280,000 for fiscal 1995. This increase in revenues was in part attributable to the Company's acquisition of Sailormen, Inc. The financial statements reflect six months of Sailormen's annual revenues. The annualized Sailormen revenues are approximately $12,600,000.

         Losses from operations during fiscal 1996 were $(351,791) as opposed to a gain of $14,449 for the prior year. The Company had a net loss for fiscal
1996 in the amount of $(409,353) as opposed to a gain in fiscal 1995 of $10,457. The Company's loss for fiscal 1996 was equivalent to a loss per share of $(.09) as compared to a gain per share of $0 in fiscal 1996. The losses in the current year are primarily due to restructuring and one time merger expenses of the newly consolidated business and only six months of sales from the Sailormen operation.

         In fiscal 1996, the Company's selling, general and administrative costs increased to approximately $6,600,000 from approximately $265,000 from fiscal 1995. The increase is due to the Sailormen acquisition and the incremental costs associated with having multiple corporate offices that are being consolidated into one corporate office located in Miami, Florida.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations in fiscal 1996 was $681,764 as opposed to net cash provided by operations of $21 during fiscal 1995. The net cash used is primarily attributable to the reduction of accounts payable by approximately $500,000 from the prior year.

         At September 30, 1996, the Company had total current assets of $162,763 and total assets of approximately $5,277,993 as compared to total current assets of approximately $21,195 and total assets of approximately $126,675 at September 30, 1995. The increase is attributable to the 100% stock purchase of Sailormen in April of 1996. The company acquired cash from investing activities during the year in the amount of $2,230,000 from the sale of land and buildings of five company owned Popeye's Chicken and Biscuit stores and then subsequently leased them back on a long term basis.

         The Company's total current liabilities increased from $77,117 at September 30, 1995, to $1,400,763 at September 30, 1996. The cash from investing activities was used to pay down approximately $1,800,000 of current liabilities, debt, and restructuring costs associated with the Sailormen acquisition. The result of these pay downs and pay offs will considerably improve the future cash flows of the Company.

SALE LEASE-BACK.

         On September 30, 1996, the Company closed on a $2.23 million Sale-Leaseback with Franchise Finance Corporation of America. Pursuant to the Agreement, the Company sold five of its locations to a subsidiary of Franchise Finance Corporation of America and simultaneously agreed to lease back these locations. The result of this transaction was the elimination of the overwhelming majority of the Company's long tem debt and a corresponding improvement of the Company's cash flow by approximately $150,000 per year.

FUTURE PLANS AND BUSINESS EXPANSION

         The Company will seek to acquire companies with established and proven restaurant brands which can be replicated in non-traditional sites using its co-branded philosophy.

         Consumers recognize brands as offering quality and value. The Company believes "branding" is the marketing strategy that takes consumer-recognized restaurant and food manufacturer brands and utilizes brand equity to build traffic, expand sales, increase market share, grow availability, establish food credibility, improve satisfaction, raise the profile of the food service program and in turn increase profits.

         Non-traditional sites include: convenience stores, colleges, universities, general merchandise stores, hospitals, hotels, malls, airports, military bases, subway stations and other sites where food service may be appropriate.

         The Company believes it can use it's Sobik's Subs brand, along with yet to be acquired fast food brands, to take advantage of the high number of available non-traditional locations which desire food service. It is important that the Company owns the brands rather than be a franchisee of someone else's, concept so the Company can control the geographic growth and to also limit conflicts between its own brands.

         The Company will continue to expand its involvement as a franchisee with Popeyes through the building of new stores and the acquisition of existing units. The Popeyes units represent a significant profit center for the Company with good growth potential. Management does not believe the Popeyes concept lends itself well to non-traditional locations due to capital costs and the relatively large square footage needed to execute the concept properly.

         The Company believes that its improving cash flows are adequate for its ongoing operations and limited growth. For 1997 in the event that the Company identifies appropriate acquisition opportunities, the Company intends to raise additional capital through the sale of Common or Preferred Shares or by the issuance of long-term debt or by obtaining institutional debt financing.

         With the combination of making strategic acquisitions and the continuing growth of the existing Sobiks Subs and Popeyes chicken concepts management believes the Company will be able to maintain its place among it's competitors and continue its pattern of growth. There can be no assurance; however, the Company will be able to successfully meet these goals, consummate any acquisitions or expand the utilization of its restaurant concepts or raise additional capital.

ITEM 7.           FINANCIAL STATEMENTS

         See the Financial Statements of the Company which are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current executive officers, directors and significant employees of the Company are as follows:

NAME                   AGE      POSITION

Robert S. Berg         38       Chairman, and Chief
                                Executive Officer

Steven M. Wemple       43       Director, President, Chief Operating Officer,
                                Secretary and Treasurer

James S. Byrd, Jr.     37       Director

Norman R. Kaufman      42       Director



         The current Board of Directors for SBK Franchise Systems, Inc. are James S. Byrd, Jr., Norman R. Kaufman, and Steven M. Wemple. The current Board of Directors for Sobik's Restaurant Corp. are James S. Byrd, Jr., Norman R. Kaufman, and Steven M. Wemple. The current Board of Directors for Sailormen, Inc. are Robert S. Berg, James S. Byrd, Jr., and Steven M. Wemple. The current Board of Directors for Pollo Grande are Robert S. Berg, James S. Byrd, Jr., and Steven M. Wemple.

         Pursuant to the June 1996 Agreement, James S. Byrd and Norman R. Kaufman will resign as directors of the Company of each of the Company's subsidiaries, at such time as the Company's Common Stock is listed on NASDAQ.

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of the Company serve at the pleasure of the Company's board of directors. The following sets forth certain biographical information with respect to the directors, executive officers and significant employees of the Company.

         Robert S. Berg is a Director, and Chief Executive Officer of the Company and has held those offices since May 1, 1996. Since 1987, Mr. Berg has served as President of Sailormen, Inc., a wholly owned subsidiary of the Company. Mr. Berg, following the signing of the June 1996 Agreement, now serves as Chairman of the Board of the Company.

         Steven M. Wemple is director and President of the Company and has been its Chief Operating Officer and Treasurer of the Company since June, 1996. Mr. Wemple is in charge of all operational and financial matters relating to the Company's business. Additionally, since June, 1996, he has served as President of Sobik's Restaurant Corp., a wholly owned subsidiary of the Company engaged in owning and operating Sobik's restaurants. Since 1985, Mr. Wemple has served as Vice President of Sailormen, Inc. prior to the acquisition of Sailormen by the Company. Mr. Wemple was with Church's Fried Chicken prior to joining Sailormen in 1985.

         James S. Byrd, Jr., Chairman of the Board of the Company since June, 1995, has been a partner with the law firm of Schoene & Byrd since 1988. Mr. Byrd has acted as legal counsel to the Sobik's companies since 1988 and oversees all transactional activities including all franchise compliance and corporate transactions of the Company. Mr. Byrd is also a founding director of SBK Franchise Systems, Inc., a subsidiary of the Company. Mr. Byrd, following the signing of the June 1996 Agreement, no longer serves as Chairman of the Board of the Company.

         Norman R. Kaufman, has been a Director of the Company since June, 1996. Mr. Kaufman was Vice President in June, 1996, and was responsible for overseeing and supervising the operations of SBK. Mr. Kaufman was responsible for all operational matters, including concept development, overseeing chain distribution, menus, products and franchisee relations and marketing. Mr. Kaufman has resigned as an officer of the Company and its subsidiaries and will resign as a director of the Company and its subsidiaries at such time as the Company's stock becomes listed on Nasdaq. Mr. Kaufman has twenty years experience in the fast-food restaurant industry, having worked with Hardees Food Systems (franchise operator, 1992-93), Popeyes Chicken (marketing and operations; 1988-1992) and SBK. (1994-1996).

         There are no family relationships among any of the executive officers or directors of the Company, none of the board of directors or executive are directors of any other public entities, and none of the executive officers or directors of the Company are the subject to any legal proceedings.

ITEM 10.          EXECUTIVE COMPENSATION

         Below is the aggregate annual remuneration of each of the highest paid persons who are officers or directors of the Company during the Company's fiscal year. No officer or director received any cash or stock bonuses and any other form of remuneration, whether current or deferred, other than the cash compensation listed below.

                           SUMMARY COMPENSATION TABLE

Name                                   Annual Compensation

Robert S. Berg(1)                           $226,043

Steven Wemple(1)                            $196,326

James S. Byrd                               $ 60,000

         1 This amount includes Mr. Berg's and Mr. Wemple's annual automobile allowance.

         The Company currently does not have employment agreements with Robert
S. Berg, Chairman, President and Chief Executive Officer of the Company and Steven M. Wemple, Director, Vice President, Chief Operating Officer, Secretary and Treasurer of the Company. The Company does intend to enter into written employment contracts with Robert S. Berg and Steven M. Wemple in the foreseeable future.


STOCK OPTION PLAN

         The Company has reserved 333,333 shares of its Common Stock for issuance upon the exercise of options to be granted or available for grant under an Employees Stock Option Plan ("ESOP"). Options granted under the ESOP will include incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQOs"). Under the terms of the ESOP, all officers and employees of the Company will be eligible for ISOs. The Compensation Committee of the Board of Directors will determine in its discretion, based upon pre-established performance criteria, which persons will receive ISOs, the applicable vesting provisions, and the exercise term thereof. The terms and conditions of each option grant may differ and will be set forth in the optionee's individual stock option agreement. The Company currently has not prepared the ESOP. In order to qualify for certain preferential treatment under the Code, ISOs must satisfy the statutory requirements thereof. Options that fail to satisfy those requirements will be deemed NQOs and will be subject to other rules under the Code.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1996 (a) by each person known to the Company to own beneficially or more than 10% of any class of the Company's securities, including those shares subject to outstanding options and (b) by each of the Company's Officers and Directors and (c) by all officers and directors of the Company as a group. As of September 30, 1996, there were 7,392,633 shares of Common Stock of the Company issued and outstanding. Except as otherwise set forth, the address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME AND ADDRESS                   SHARES BENEFICIALLY         PERCENT
OF OWNER                                OWNED                 OF CLASS
----------------                   -------------------        ----------

Robert S. Berg(1)
Chairman, President
Chief Executive Officer               1,671,250                   22.61%

Steven M. Wemple(1)
Director, Vice President, Chief
Operating Officer, Secretary,
Treasurer                               866,250                   11.72%

James S. Byrd, Jr.(1)(2)
Director                              1,250,000                   16.91%

Norman R. Kaufman(1)(2)
Director                              1,150,001                   15.56%


All Officers and Directors
as a Group (4 persons)                4,937,501                   66.79%
                                      =========                   ======
---------------------

(1) Pursuant to the June 1996 Agreement, James S. Byrd, Jr. and Norman R. Kaufman have tendered their unconditional proxies to vote their respective shares to Robert S. Berg and Steven M. Wemple. In the event that the shares of common stock owned by James S. Byrd, Jr. and Norman R. Kaufman are sold, those shares shall be released from any obligation arising from the June 1996 Agreement, the proxies, and the Shareholder Voting Agreement.

(2)      The address is 807 South Orlando Avenue, Suite H, Winter Park,
Florida 32789.

         Pursuant to the June 1996 Agreement, the Company will purchase 400,000 shares of common stock from James S. Byrd, Jr. at the price of $1.00 per share in monthly increments of 5,000 shares per month with the first purchase on July 25, 1996. Following the Company's listing of the Company's Common Stock on the Nasdaq, Mr. Byrd will have the right to sell his remaining shares of Common Stock in a private sale to any purchasing party (pursuant to federal and state securities and other laws) at 200,000 for the first quarter following the Nasdaq listing and 100,000 shares of common stock per quarter thereafter, with the Company retaining the right of first refusal with respect to the sales of the shares. Pursuant to the June 1996 Agreement, 200,000 shares of the Company's common stock will be transferred to Steven M. Wemple on or before July 25, 1996 as follows: (i) 50,000 shares from James S. Byrd, Jr., (ii) 100,000 shares from Norman R. Kaufman, and (iii) 50,000 shares, registered to Magic Properties and delivered by James S. Byrd, Jr. who has control over those shares. These shares will be held in escrow and delivered when the Company stock is approved for Nasdaq listing.

SHAREHOLDERS VOTING AGREEMENT

         On April 17, 1996, James S. Byrd, Jr., the then Chairman of the Board of the Company, Norman Kaufman, a Director of the Company, on the one hand, and Robert S. Berg, Chairman of the Board, President and Chief Operating Officer of the Company, George Carter, the supervisor of those Popeyes restaurants operated by Pollo Grande, and Steven Wemple, Vice President, Chief Operating Officer, Secretary, Treasurer and a Director of the Company, on the other hand, entered a Shareholders Voting Agreement. Under the terms of the Shareholders Voting Agreement, the parties agreed to vote their stock in favor of a board of directors of the Company made up of an equal number of nominees from Byrd and Kaufman on the one hand, and Berg, Carter, and Wemple on the other hand, so that Byrd and Kaufman will nominate 50% of the Board members, and Berg, Carter and Wemple will nominate 50%. In addition, the parties agreed that Byrd and Kaufman, or their nominees, will always elect the majority of the Company's subsidiaries, SBK and Sobik's Restaurant Corp.'s board of directors, and Berg and Wemple, or their nominees, will elect the majority of the Sailormen Board, thereby ensuring the continued management of the respective companies by the respective parties. In addition, the Shareholders voting Agreement provides that, unless otherwise agreed to by all the parties thereto, that the maximum number of shares of the Company that any party thereto can liquidate, on a monthly basis, is $25,000 worth of stock, provided futher that such amount cannot exceed 2.5% of the total trading volumne of the Company's stock, based upon the average trading volume for the previous 90 days.

         Pursuant to the June 1996 Agreement, James S. Byrd, Jr. and Norman R. Kaufman have tendered their unconditional proxies to vote their shares to Robert
S. Berg and Steven M. Wemple. In the event that the shares of common stock owned by James S. Byrd, Jr. and Norman R. Kaufman are sold, those shares shall be released from any obligation arising from the June 1996 Agreement, the proxies, and the Shareholder Voting Agreement. The Shareholder Voting Agreement is amended by the June 1996 Agreement to reflect the terms of the June 1996 Agreement. The June 1996 Agreement, in amending the Shareholder Voting Agreement, stipulated that the term of the Shareholder Voting Agreement is three years commencing June 25, 1996. Pursuant to the June Agreement, the Company has agreed to purchase and retire 400,000 shares of Mr. Bryd's stock at a price of $1 per share and at the rate of 5,000 shares per month. In addition, after the Company has obtained its NASDAQ listing, Mr. Byrd will have the right to sell, in a private transaction, 200,000 shares in the first quarter following the obtaining of the NASDAQ listing, and 100,000 shares per quarter thereafter. However, prior to Mr. Byrd selling any such shares in a private transaction, the Company has a right of first refusal to purchase and retire these shares.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc., a charter aircraft company. Sailormen, Inc. has used and plans to continue using, the services of Elk River on a demand basis. Although, in the past, Sailormen paid one-half of the rate charged to other customers by Elk River, subsequent to the acquisition of Sailormen by the Company, Elk River will be charging regular rates to the Company. In fiscal year 1995, Sailormen paid $8,000 to Elk River. In addition, Sailormen has been providing free book keeping services for an apartment building owned by Messrs. Berg and Wemple. Subsequent to the acquisition of Sailormen by the Company, said book keeping services will be billed at cost. Schoene & Byrd, a law firm one whose principals is Mr. James S. Byrd, Jr., has been provided office space and secretarial help free of charge at Sobik's offices. Effective June 1, 1996, Schoene & Byrd will lease 300 square foot office space for $800.00 per month from the Company and pay the cost of secretarial services provided by the Company. The lease will terminate on December 31, 1996.

         Pursuant to the June 1996 Agreement and commencing on July 15, 1996 and terminating on July 15, 1997, the Company will pay James S. Byrd, Jr. $2,500 per month for consulting fees.

Also, pursuant to the June 1996 Agreement and commencing on July 30, 1996 and terminating on July 30, 1997, the Company will pay Norman R. Kaufman $2,500 per month for consulting fees. Both James S. Byrd, Jr. and Norman R. Kaufman will make themselves available to the Company for a minimum of 10 hours per month.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

      The following list describes the exhibits filed as part of this Form
10-KSB:

ITEM 1.  INDEX TO EXHIBITS

EXHIBIT NUMBER

3.1   Articles of Incorporation of  Sobik's Subs, Inc. dated May 13, 1994 (1)

3.2   By-Laws of  Sobik's Subs, Inc. dated May 13, 1994 (1)

4.1   Specimen of Common Stock Certificate(2)

9.1   Shareholders Voting Agreement dated  April 17, 1996(1)

10.1 Form of Company Franchise Agreement, including the Addendum to Franchise Agreement.(1)

10.2  Trademark Licensing Agreement dated March 1, 1993.(1)

10.3  Franchise Agreement between SBK Franchise Systems, Inc. and
      Sailormen,  Inc. dated March 2, 1995.(1)

10.4 Exclusive Trademark Licensing Agreement Sobik's Sandwich Shops, Inc. and SBK Franchise Systems, Inc. dated March 1, 1993.(1)

10.5 Agreement and Plan of Reorganization between Sobik's Subs, Inc. and Sailormen, Inc. dated January 22, 1996.(1)

10.6  List of  Sobik's Subs franchisees.(1)

10.7  Exchange Agreement between FD Chemicals, Inc. and
      SBK Franchise Systems, Inc. dated June 19, 1995.(1)

10.8 Agreement between Robert S. Berg, Steven M. Wemple, James S, Byrd, Norman Kaufman and Sobik's Subs, Inc. dated June 25, 1996.(1)

21.1  Subsidiaries of Sobik's Subs, Inc.(1)

---------------------

(1) Incorporated herein by reference to Form 10-KSB under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

                          INTERFOODS OF AMERICA, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INTERFOODS OF AMERICA, INC.

                               TABLE OF CONTENTS




Independent Auditors' Report                                          27


Consolidated Financial Statements:

     Consolidated Balance Sheet                                       28

     Consolidated Statements of Operations                            29

     Consolidated Statements of Stockholders' Equity                  30

     Consolidated Statements of Cash Flows                            31


Notes to the Consolidated Financial Statements                        33

               JAMES,
               PARKS,
  JPT&W        TSCHOPP &
               WHITCOMB
               P.A.
               Certified Public Accountants
                                  [LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Interfoods of America, Inc.:

We have audited the accompanying consolidated balance sheets of Interfoods of America, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc., as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                              /s/ JAMES, PARKS, TSCHOPP & WHITCOMB, P.A.
                              -------------------------------------------
                              James, Parks, Tschopp & Whitcomb, P.A.

December 11, 1996
Maitland, Florida




                           INTERFOODS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                           September 30, 1996 and 1995

                                  ASSETS                                               1996                   1995
                                                                                    ------------             -------

Current assets:
     Cash                                                                         $         -                  5,573
     Accounts receivable                                                                  93,110              15,622
     Inventory                                                                            38,946                 -
     Prepaid expenses                                                                     30,707               -
                                                                                    ------------             -------

                 Total current assets                                                    162,763              21,195
                                                                                    ------------             -------

Furniture and equipment, net (note 2)                                                  2,573,737              74,263

Other assets:

     Deposits                                                                             85,487                 300
     Goodwill, less accumulated amortization of $28,769 in 1996                        2,301,582                 -
     Other intangible assets, less accumulated amortization of $169,929
       and $4,083, respectively                                                           99,646              30,917
     Due from affiliates (note 6)                                                         54,778               -
                                                                                    ------------             -------

                                                                                     $ 5,277,993             126,675
                                                                                     ===========             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                                           $ 1,011,343              16,617
     Current portion of long-term debt (note 3)                                          376,270               5,000
     Notes payable to stockholders (note 6)                                               13,150              55,500
                                                                                    ------------             -------

                 Total current liabilities                                             1,400,763              77,117

Deferred income (note 5)                                                                 309,741                 -
Long-term debt, excluding current portion (note 3)                                       204,175                 -
                                                                                    ------------             -------

                 Total liabilities                                                     1,914,679              77,117
                                                                                    ------------             -------

Stockholders' equity:

     Capital stock, 8,333,333 shares authorized at $.001 par value; 7,392,663
       and 2,000,070 shares issued and outstanding.                                        7,393               2,000
     Additional paid-in capital                                                        3,797,876              65,160
     Accumulated deficit                                                                (376,687)             32,666
     Treasury stock at cost, 348,333 and 333,333 shares (note 4)                         (65,268)            (50,268)
                                                                                    ------------             -------

                 Total stockholders' equity                                            3,363,314              49,558
                                                                                    ------------             -------

Commitments (notes 4 and 5)

                 Total liabilities and stockholders' equity                         $  5,277,993             126,675
                                                                                    ============             =======

See accompanying notes to consolidated financial statements.

                           INTERFOODS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the years ended September 30, 1996 and 1995


                                                       1996             1995
                                                    ------------      -------
Revenues:
     Restaurant sales (note 1)                      $  5,974,242        3,374
     Royalties                                           267,243      198,343
     Franchise fees                                       26,500       11,500
     Transfer fees                                         7,750       13,500
     Miscellaneous                                        22,339       39,879
     Rent income                                           -           12,887
                                                    ------------      -------

                       Total revenues                  6,298,074      279,483
                                                    ------------      -------

Cost and expenses:

     Cost of sales - restaurant                        4,210,732          -
     General and administrative expenses               2,230,751      256,625
     Depreciation and amortization                       208,382        8,409
                                                    ------------      -------

                       Operating loss                   (351,791)      14,449

Other income (expense):

     Interest expense                                   (109,824)          -
     Interest income                                      13,305          -
     Other                                                38,957       (3,992)
                                                    ------------      -------
                                                         (57,562)      (3,992)
                                                    ------------      -------

                       Net income (loss)             $  (409,353)      10,457
                                                     ===========       ======

                       Net loss per share (note 7)          (.09)         -
                                                     ===========       ======



See accompanying notes to consolidated financial statements.

                           INTERFOODS OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended September 30, 1996 and 1995



                                                                                   RETAINED
                                        COMMON STOCK             ADDITIONAL        EARNINGS
                                     ----------------------       PAID-IN        (ACCUMULATED      TREASURY
                                      SHARES           $          CAPITAL           DEFICIT)        STOCK         TOTAL
                                     ---------       ------      ---------         --------        -------      ---------
Balances, September 30, 1994               160       $  160            -             22,209        (50,268)       (27,899)

Recapitalization, including
  impact of reverse acquisition
  (note 1)                           1,999,910        1,840         (1,840)           -               -              -

Common stock issued                       -           -             67,000            -               -            67,000

Net income                              -                           -                10,457         -              10,457
                                     ---------       ------      ---------         --------        -------      ---------

Balances, September 30, 1995         2,000,070        2,000         65,160           32,666        (50,268)        49,558

Net loss                                  -           -              -             (409,353)          -          (409,353)

Purchase of treasury stock                -           -              -                -            (15,000)      (15,000)

Common stock issued                  5,392,593        5,393      3,732,716            -               -         3,738,109
                                     ---------       ------      ---------         --------        -------      ---------

Balances, September 30, 1996         7,392,663       $7,393      3,797,876         (376,687)       (65,268)     3,363,314
                                     =========       ======      =========         ========        =======      =========


See accompanying notes to consolidated financial statements.


                           INTERFOODS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended September 30, 1996 and 1995

                                                                         1996                      1995
                                                                     -------------               -------
Cash flows from operating activities:

    Net income (loss)                                                $    (409,353)               10,457
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                      208,382                 8,409
        Gain on sale of property and equipment                            (309,741)                   -
        Cash provided by (used for) changes in assets and
          liabilities, net of effects from purchase of
          Sailormen:
           Accounts receivable                                             (57,488)                  642
           Deposits                                                         (6,275)                   -
           Inventories                                                         637                 1,272
           Income taxes payable                                             (7,821)                7,821
           Accounts payable and accrued expenses                          (477,489)               (8,580)
           Prepaid expenses                                                  9,363                   -
           Due from affiliates                                              58,280                   -
           Intangible assets                                                     -               (20,000)
           Deferred income                                                 309,741                  -
                                                                     -------------               -------

                  Net cash (used in) provided by operating                (681,764)                   21
                    activities                                       -------------               -------


Cash flows from investing activities:

    Purchases of property and equipment                                 (1,098,202)                 (705)
    Purchase of treasury stock                                             (15,000)                   -
    Proceeds from sale of property and equipment                         2,230,000                    -
                                                                     -------------               -------

                  Net cash provided by (used in) investing               1,116,798                  (705)
                    activities                                       -------------               -------




                                                                                             (Continued)


                           INTERFOODS OF AMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Cash flows from financing activities:

    Principal payment of long-term debt                                 (1,244,277)              (54,243)
    Proceeds (repayment) of notes payable, stockholders                    (42,350)               55,500
    Proceeds from common stock issued                                      646,020                   -
    Collection (repayment) of note receivable                              200,000                 5,000
                                                                       -----------               -------

                  Net cash provided by financing activities               (440,607)                6,257
                                                                       -----------               -------

                  Net increase (decrease) in cash and cash
                    equivalents                                             (5,573)                5,573
                                                                       -----------               -------

Cash and cash equivalents:

    Beginning of year                                                        5,573                  -
                                                                       -----------               -------

    End of year                                                        $         -                 5,573
                                                                       ===========               =======

Supplemental disclosure of noncash financing and investing activities:

    During the year ended September 30, 1996, the Company exchanged 2,500,000 shares of common stock for 100% of the outstanding common stock of an entity known as Sailormen, Inc. which was valued at $3,000,000 (note 1).

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

        Interest                                                            41,543                 2,700
        Income taxes                                                             -                 3,000


See accompanying notes to consolidated financial statements.

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1)      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 (A)      ORGANIZATION

     The accompanying consolidated financial statements include the accounts of Interfoods of America, Inc. (Interfoods or the Company, formerly known as Sobik's Subs, Inc.) and its wholly owned subsidiaries, SBK Franchise Systems, Inc. (SBK), Sobik's Restaurant Company, and Sailormen, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. During September 1996, the Company changed its name from Sobik's Subs, Inc. to Interfoods of America, Inc. and changed its trading symbol from SBIK to IFDA.

     On May 13, 1994, FD Chemicals Inc. (or FD) was incorporated in the State of Nevada, as a wholly owned subsidiary of Maddison Avenue Marketing Inc., with capital stock of 8,333,333 shares at $ 0.001 par value.

     Maddison Avenue Marketing Inc., (Maddison) was incorporated in British Columbia, Canada, on November 18, 1987, with 413 shareholders and 666,737 common shares.

     On May 19, 1994, Maddison offered a share for share exchange with its subsidiary, FD Chemicals, Inc. This offer was unanimously accepted by the shareholders and the parent was absorbed by the subsidiary. Accordingly, the operations of Maddison was discontinued.

     SBK Franchise Systems, Inc. was incorporated under the laws of the State of Florida on March 8, 1993. It is engaged in franchise sales of a system of business of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs."

     On June 19, 1995, SBK agreed to exchange shares with FD Chemicals, Inc., a Nevada public company. Accordingly, SBK increased its authorized share capital to 1,333,333 shares to facilitate, and to effectuate, the exchange of 1,333,333 shares of the company stock for 1,333,333 shares of FD Chemicals, Inc. stock in a business combination accounted for as a reverse acquisition. During the period FD and Maddison were in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if SBK issued its stock (1,333,333 shares) for the net assets of FD Chemicals, Inc. The net assets of FD were not adjusted in connection with the reverse acquisition since they were monetary in nature. Coincident with the reverse acquisition, FD changed its name to Sobik's Subs, Inc.

                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1),     CONTINUED

     Sobik's Restaurant Company was incorporated in 1995 for the purpose of operating Sobik's stores in Central Florida. The first company owned store was opened on September 20, 1995.

     At September 30, 1996, there were 47 existing franchises and company owned stores. The stores are located primarily in the Central Florida area.

     In May, 1996, the Company purchased all of the outstanding stock of Sailormen, Inc. (Sailormen), an operator of eleven Popeye's Chicken and Biscuits restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's stock.

     The acquisition has been accounted for by the purchase method of accounting, and the net assets are included in the Company's consolidated balance sheet based on their estimated fair values at the transaction's effective date (April 1, 1996). In July 1996, a Form 10SB was filed with the Securities and Exchange Commission which reflected the acquisition of Sailormen on a pro forma basis. Subsequent to this date, the Company reevaluated the fair market value ascribed to the business acquired, and decreased the amount recorded as goodwill which will have lower future amortization associated with it than originally stated in the Form 10SB. The Company's consolidated statement of operations include the revenues and expenses of the acquired business after the effective date of the transaction. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years. The purchase price allocation is based on estimates of the fair value of the net assets acquired at the date of purchase.

 (B)      REVENUE RECOGNITION

     In connection with its franchising operations, the Company receives initial franchise fees, transfer fees, royalties, and rental income from sub-leasing office space. Initial franchise fees and transfer fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which occurs when the franchised restaurant commences operations. Royalties, which are based upon a percentage of the franchise's gross sales, are recognized as income when the fees are earned and become receivable and collectible. Revenue from sub-leasing office space is recognized as income as the revenue is earned and becomes receivable and collectible. Such revenues are presented net of the associated occupancy costs in the accompanying consolidated financial statements.

 (C)      CASH EQUIVALENTS

     The Company considers all investments, originally purchased with a maturity of three months or less, to be cash equivalents.
                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1),     CONTINUED

 (D)      PROPERTY AND EQUIPMENT

     Property and equipment acquired from unrelated parties in exchange for restricted common stock is recorded at the fair market value of the assets acquired.

     All other property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                  Leasehold improvements             10 - 20 years
                  Furniture and equipment            15 - 20 years


 (E)      INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (F)      OTHER INTANGIBLE ASSETS

     Intangible assets are recorded at cost and consist of organizational costs and franchise rights which are being amortized using the straight-line method over 5 years and 20 years, respectively.

 (G)      USE OF ESTIMATES

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1),     CONTINUED

 (H)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the accounts. The fair value of long-term notes payable approximate the carrying value of such assets and liabilities as of September 30, 1996.

 (I)      REVERSE STOCK SPLIT

     All common share information and per share information has been adjusted to reflect the effects of the 1 for 3 reverse stock split which occurred in December, 1995.


 (2)      FURNITURE AND EQUIPMENT

     At September 30, 1996 and 1995, furniture and equipment consist of the following:

                                                1996           1995
                                             ------------     ------

        Leasehold improvements               $    942,537      5,709
        Furniture and equipment                 1,776,697     74,618
                                             ------------     ------

                                                2,719,234     80,327

        Less accumulated depreciation            (145,497)    (6,064)
                                             ------------     ------

                                             $  2,573,737     74,263
                                             ============     ======
                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (3)      LONG-TERM DEBT
Long-term debt consists of the following at September 30, 1996:

Annual line of credit with financial institution. Interest is payable monthly at 6.9% with principal balance due on January 2, 1997, subject to annual renewal approval by the financial institution. Secured by certificate of deposit
   held by an affiliate of the Company.                                                      $    235,268

Note payable to a financial institution, due in monthly installments of $6,295,
   including interest at 7.5% through July 1998. Unsecured.                                       128,989

Note payable to a company, due in monthly installments of $4,000, including
   imputed interest at 8%, through October 1998. Unsecured.                                        90,000

Note payable to a financial institution, due on demand including interest at
10%. Unsecured.                                                                                    17,959

Note payable to a financial institution, due in monthly installments of $2,000,
   including interest at 12% through March 2001. Unsecured.                                       108,229
                                                                                             ------------

                                                                                                  580,445

     Less current portion                                                                        (376,270)
                                                                                             ------------

          Long-term debt, less current portion                                               $    204,175
                                                                                             ============


Annual maturities of long-term debt are as follows:

                             YEAR ENDED SEPTEMBER 30,
                             ------------------------

                                       1997                     $    376,270
                                       1998                          116,012
                                       1999                           17,992
                                       2000                           16,185
                                       2001                           19,042
                                       Thereafter                     34,944
                                                                ------------

                                                                $    580,445
                                                                ============

                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      TREASURY STOCK

     On June 2, 1994, the Company purchased 333,333 shares of its common stock from a stockholder at a total cost of $50,268. As of September 30, 1996, the shares are being held as treasury stock.

     In July, 1996, the Company entered into an agreement with a stockholder to purchase 400,000 shares of its common stock, at a cost of $1 per share, at the rate of 5,000 shares per month. These shares are being put in treasury.


(5)      COMMITMENTS

 (A)      ACQUISITION OF TRADEMARK

     In March 1993, the Company entered into an agreement for the acquisition and use of franchise and trademarks of Sobik's Subs rights from the previous owner for $15,000 plus 24% of gross receipts (from franchisees) for the following five years, payable monthly. Accordingly, intangible assets were recorded in the amount of $15,000 and the monthly obligations are expensed as incurred. During the year ended September 30, 1996, the Company incurred approximately $40,000 in royalty expense which is included in general and administrative expense in the accompanying consolidated statement of operations.

 (B)      CONSULTING AGREEMENTS

     The Company has entered into a consulting agreement with certain shareholders of the Company requiring a monthly fee of $5,000 through June, 1997. The total amounts paid under this agreement was $5,000 for the year ended September 30, 1996.

 (C)      OFFICE AND STORE LEASES

     During September, 1996, under a sale and leaseback agreement, the Company sold five company owned stores (land and building) for $2,230,000 and leased them back under twenty-year lease agreements. The transactions resulted in a total gain of $309,741 which has been deferred and is being amortized over the twenty-year lease terms. Proceeds from the sale were used to pay off existing notes payable and other current liabilities.


                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5),     CONTINUED

     Future minimum rental commitments for operating leases over the next five years with noncancellable terms in excess of one year are as follows:

             YEAR ENDED SEPTEMBER 30,       MINIMUM RENTAL PAYMENTS
             ------------------------       -----------------------
                       1997                        $    490,142
                       1998                             490,142
                       1999                             495,142
                       2000                             455,192
                       2001                             379,028


(6)      RELATED PARTY TRANSACTIONS

     At September 30, 1996, the Company was indebted to one of its controlling shareholders in the amount of $13,150. This note is interest bearing at 7% and is due on demand.

     Amounts due from affiliates represent non-interest bearing advances made primarily to certain entities controlled by the principal stockholders of the Company.

(7)      NET LOSS PER SHARE

     Net loss per share is based on the weighted average shares outstanding of 4,696,361 and 2,000,245 at September 30, 1996 and 1995, respectively. For purposes of computing the weighted average number of shares outstanding at September 30, 1995, the number of shares of the Company's stock outstanding prior to the business combination with the Company has been adjusted as if the conversion of those shares took place on October 1, 1994.

(8)      SUBSEQUENT EVENT

     Subsequent to year end, Interfoods acquired the assets of a company which operates four (4) Popeye's Chicken and Biscuits restaurants in Birmingham, Alabama. The purchase price consisted of $50,000 cash plus 228,640 shares of the Company's restricted preferred stock. The preferred shares are convertible into common shares at the shareholders election in equal amounts, over a period of eight quarters, beginning three months from date of acquisition. The preferred shares have no voting rights until converted to common, and are entitled to an annual dividend of 6%.

                                                                    (Continued)

                           INTERFOODS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (9)      INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 are presented below:

     Deferred tax assets:

       Net operating loss carryforward                            $    210,000
        Less valuation allowance                                      (210,000)
                                                                  ------------

           Net deferred tax assets                                $      -
                                                                  ============


     At September 30, 1996, the Company had net operating losses available to offset future taxable income and tax liabilities of approximately $620,000. The losses expire between the years 2002 and 2007.

                                   SIGNATURES


         In accordance with Section 13 OR 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERFOODS OF AMERICA, INC.
                                            (Registrant)



                                          By: /S/ STEVEN WEMPLE
                                              -----------------------------
                                              Steven Wemple, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


     SIGNATURE                     TITLE                                      DATE



/s/ ROBERT S. BERG                Director, Chairman of the
-------------------------         Board, Chief Executive Officer,
Robert S. Berg



/s/ STEVEN M. WEMPLE              Director, President,
-----------------------           Chief Operating Officer
Steven M. Wemple                  Secretary and Treasurer



                                  Director
-------------------------
James S. Byrd, Jr.
