Form 10QSB
period 1996-12-31
INTERFOODS OF AMERICA INC
filed 1997-02-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 1996

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21093

                           INTERFOODS OF AMERICA, INC.
             (Exact name of registrant as specified in this charter)

          NEVADA                                            59-3356011
          ------                                            ----------
(State of other jurisdiction                            (IRS Employer
 of incorporation)                                      Identification No.)

            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
            ---------------------------------------------------------
                     Address of principal executive offices

Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        As of January 28, 1997 there were 7,392,663 shares of the Issuer's Common Stock outstanding.


                           INTERFOODS OF AMERICA, INC.
                                   FORM 10-QSB

                                      INDEX
Part I. Financial Information                                                           Page(s)

        Item 1.     Financial Statements

                      Consolidated Balance Sheets at December 31, 1996
                           (unaudited) and September 30, 1996                                 1

                      Consolidated Statements of Operations for the three months ended        2
                           December 31, 1996 and 1995 (unaudited)

                      Consolidated Statements of Stockholders' equity for the
                           three months 3 ended December 31, 1996 (unaudited) and for the year ended September 30, 1996

                      Consolidated Statements of Cash Flows for the three months              4
                           ended December 31, 1996 and 1995 (unaudited)

                      Notes to the Consolidated Financial Statements (unaudited)              5

        Item 2.     Management's Discussion and Analysis or Plan of Operation                6-7

Part II.   Other Information

               Signatures                                                                     8

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets
                       December 31, and September 30, 1996

                                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                                 1996                 1996
                                                                                 ----                 ----
                                                                              (UNAUDITED)          (AUDITED)
                                     ASSETS:
Current assets:
     Accounts receivables, net                                                   88,703              93,110
     Inventory                                                                   41,464              38,946
     Prepaid expenses                                                            58,009              30,707
                                                                             ----------          ----------
          Total current assets                                                  188,176             162,763
                                                                             ----------          ----------

Furniture and equipment, net                                                  3,029,299           2,573,737

Other assets:
     Deposits                                                                    42,392              85,487
     Goodwill, less accumulated amortization                                  2,286,572           2,301,582
     of $43,779 and $28,769
     Other intangible assets, less accumulated                                  121,928              99,646
     amortization of $172,647 and $169,929
     Due from affiliates                                                         54,000              54,778
                                                                             ----------          ----------
          Total assets                                                       $5,722,368          $5,277,993
                                                                             ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable and accrued expenses                                      980,173           1,011,343
     Current portion of long term debt                                          376,270             376,270
     Notes payable to stockholders                                               13,150              13,150
                                                                             ----------          ----------
          Total current liabilities                                           1,369,593           1,400,763

Deferred income                                                                 406,652             309,741
Long-term debt, excluding current portion                                       187,996             204,175
                                                                             ----------          ----------
          Total liabilities                                                   1,964,241           1,914,679
                                                                             ----------          ----------

Stockholders' equity
     Capital stock, 8,333,333 shares
        authorized at $.001 par value; 7,392,663
        and 2,000,070 shares issued and outstanding.                              7,393               7,393
     Additional paid-in capital                                               3,797,876           3,797,876
     Preferred Class A stock, 228,640 shares issued
     and outstanding, 6% annual dividend (Note 2)                               400,000                   0
     Accumulated deficit                                                       (366,874)           (376,687)
     Treasury common stock at cost, 363,333 and 348,333 shares                  (80,268)            (65,268)
                                                                             ----------          ----------
          Total stockholder's equity                                          3,758,127           3,363,314
                                                                             ----------          ----------
          Total liabilities and stockholders' equity                         $5,722,368          $5,277,993
                                                                             ==========          ==========

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Operations
              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)

                                                           1996           1995
                                                           ----           ----
Revenues:
     Restaurant sales                                   $3,424,795      $60,123
     Royalties and fees                                     69,155       65,000
                                                        ----------    ---------
          Total revenues                                 3,493,950      125,123
                                                        ----------    ---------

Cost and expenses:
     Cost of sales-restaurant                            3,116,366       24,866
     General and administrative expenses                   334,041      197,232
     Depreciation and amortization                          38,485       12,565
                                                        ----------    ---------

Operating profit (loss)                                      5,057     (109,540)

Other income (expense):
     Interest, net                                           4,756            0
                                                        ----------    ---------

Net income (loss)                                           $9,813    $(109,540)
                                                        ==========    =========

Net earnings (loss) per share                                $0.00       $(0.06)
                                                        ==========    =========

Weighted average shares outstanding                      6,741,978    2,000,245
                                                        ==========    =========



The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.

                 Consolidated Statements of Stockholders' Equity

       For the three months ended December 31, 1996 and for the year ended
September 30, 1996.

                                                                                              RETAINED
                                                                ADDITIONAL     PREFERRED      EARNINGS
                                       COMMON      COMMON        PAID-IN        STOCK $     (ACCUMULATED    TREASURY
                                       STOCK      $ AMOUNT       CAPITAL        AMOUNT         DEFICIT)       STOCK      TOTAL
                                       -----      --------       -------        ------         --------       -----      -----
Balances, September 30, 1995        2,000,270     $2,000         $65,160         $0           $32,666       $(50,268)    $49,558

Net Income                                  0          0               0          0          (409,353)             0    (409,353)

Purchase of treasury stock                  0          0               0          0                 0        (15,000)    (15,000)

Common stock issued                 5,392,593      5,393       3,732,716          0                 0              O   3,738,109

                                   ----------     ------      ----------   --------         ---------       --------  ----------
Balances, September 30, 1996        7,392,663      7,393       3,797,876          0          (376,687)       (65,268)  3,363,314

Net Income                                  0          0               0          0             9,813              0       9,813

Purchase of treasury stock                  0          0               0          0                 0        (15,000)    (15,000)

Issuance of Preferred stock                 0          0               0    400,000                 0              0     400,000
                                   ----------     ------      ----------   --------         ---------       --------  ----------

Balances, December 31, 1996         7,392,663     $7,393      $3,797,876   $400,000
         $(366,874)      $(80,268) $3,758,127
                                   ==========     ======      ==========   ========         =========       ========  ==========



The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.


                           INTERFOODS OF AMERICA, INC.
                  Consolidated Statements of Cash Flows
              For the three months ended December 31, 1996 and 1995

                                                                                   1996              1995
                                                                                   ----              ----
Cash flows from operating activities:
     Net income (loss)                                                           $9,813         $(109,540)
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                            38,485            12,565
        Gain on sale of property and equipment                                 (100,000)                0
           Cash provided by (used for) changes in assets
           and liabilities, net of effects from purchase
           of Sailormen:
             Accounts receivable                                                  4,407             1,000
             Deposits                                                            43,095            (2,000)
             Inventories                                                         (2,518)           (6,750)
             Accounts payable and accrued expenses                              (31,170)           54,040
             Prepaid expenses                                                   (27,302)           (1,552)
             Due from affiliates                                                    788                 0
             Intangible assets                                                  (22,282)                0
             Deferred income                                                    100,000                 0
                                                                                -------            -------
            Net cash (used in) provided by operating activities                  13,316           (52,237)
                                                                                -------            -------
Cash flows from investing activities:
     Purchase of property and equipment                                         (50,000)          (278,236)
     Purchase of treasury stock                                                 (15,000)                 0
     Net Proceeds from sale of property and equipment                            67,863                  0
                                                                                -------            -------
            Net cash provided by (used in) investing activities                   2,863           (278,236)
                                                                                -------            -------
Cash flows from financing activities:
     Principal payment of long-term debt                                        (16,179)            (5,000)
     Repayment of notes payable, stockholders                                                      (42,000)
     Proceeds from common stock issued                                                             383,046
                                                                                -------            -------
            Net cash provided by financing activities                           (16,179)           336,046
                                                                                -------            -------
            Net increase (decrease) in cash and cash equivalents                      0             (5,573)
                                                                                -------            -------
Cash and cash equivalents:
     Beginning of period                                                              0              5,573
                                                                                -------            -------
     End of period                                                              $     0             $    0
                                                                                =======            =======

Supplemental disclosure of noncash financing and investing activities:
 1.  During the year ended September 30, 1996, the Company exchanged 2,500,000 shares of common stock for 100% of the outstanding common stock of an entity known as Sailormen, Inc. which was valued at $3,000,000
 2.  In October 1996, the company purchased four Popeyes restaurants for
     $450,000 of which $50,000 was paid in cash and 228,640 preferred class A shares of stock were issued, valued at $400,000
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                              $ 6,813
                                                                                =======

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. ("the Company"), the disclosures contained in this Form 10-QSB are adequate to make the information presented fairly. See Report 10-KSB for the year ended September 30, 1996 for additional information relevant to significant accounting policies followed by the Company.

        BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and the results of operations for the three month period ended December 31, 1996 and 1995 and cash flows for each of the three month periods ended December 31, 1996 and 1995. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

        In May, 1996, the Company purchased all of the outstanding stock of Sailormen, Inc. (Sailormen), an operator of eleven Popeye's Chicken and Biscuits restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's stock.

2.      PURCHASE OF RESTAURANTS

        Interfoods acquired the assets of a company which operated four (4) Popeye's Chicken and biscuits restaurants in Birmingham, Alabama. The purchase price consisted of $50,000 cash plus 228,640 shares of the Company's restricted Class A preferred stock. The preferred shares are convertible into common shares on a one for one basis at the shareholders election in equal amount or increments of $50,000 cash, over a period of eight quarters, beginning three months from date of acquisition. The preferred shares have no voting rights until converted to common, and are entitled to an annual dividend of 6%.

                                     PART I
                              FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS
                    SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER.

        ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATIONS.

               The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 1996.

               RESULTS OF OPERATIONS

               THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31,
               1995

               For the three months ended December 31, 1996, ("first quarter fiscal 1997"), the Company had total revenues of $3,493,950 compared to total revenues of $125,123 for the three months ended December 31, 1995. This increase in revenues was attributable to the Company's acquisition of Sailormen in fiscal year 1996, and the acquisition of the four Popeyes restaurants in Birmingham, Alabama, during this quarter. The annualized Sailormen revenues are estimated to be approximately $13,700,000. The company anticipates that 20% (3 of 15 stores) of the Popeyes restaurants each to have over $1,000,000 in annual sales.

        The company had an operating profit of $5,057 for the three months ended December 31, 1996 compared to an operating loss of $(109,540) for the three months ended December 31, 1995. The profitable turn around during this quarter is attributable to the increase in top line revenues and cost savings from the consolidation of the corporate offices to one location in Miami, Florida. Additionally, the operating profit for this quarter was offset by some one time expenses associated with the four store acquisition in October 1996. The Company's profit for the three months ended December 31, 1996 was equivalent to an earnings per share of $.00 as compared to a loss per share of $(.06) for the three months ended December 31, 1995.

               The Company's cost of sales for the three months ended December 31, 1996 increased to $3,116,366 compared to $24,866 for the three months ended December 31, 1995. The increase is attributable to the acquisition of Sailormen in fiscal 1996 and the four Popeye's Chicken store acquisition in Alabama this quarter. The four store acquisition had some one-time repairs and maintenance costs resulting in higher cost of sales for the period ended December 31, 1996.

               The Company's general and administrative costs increased to $372,526 compared to $209,797 during the three months ended December 31, 1996 and 1995, respectively.

        However, as a percentage of revenues the general and administrative costs were 11% compared to 168% for the three months ended December 31, 1996 and 1995, respectively. The significant percentage decrease is due to the higher top line revenues and the consolidation of the corporate offices to one location in Miami, Florida.

        LIQUIDITY AND CAPITAL RESOURCES

                Net cash provided by operations for the three months ended December 31, 1996 was $13,316 compared to net cash used by operations of $(52,237) for the three months ended December 31, 1995. The net cash provided this period was primarily attributable to the reduction of deposits $43,095 from year end September 30, 1996 off set by a reduction in accounts payable by ($31,170). This is part of a continuing effort of the company to pay down all its short and long term liabilities.

               At December 31, 1996, the Company had total current assets of $188,176 and total assets of $5,722,368 as compared to total current assets of approximately $162,763 and total assets of approximately $5,277,993 at September 30, 1996. The increase primarily relates to the four Popeye's store acquisition in Birmingham, Alabama for $400,000 in preferred Class A stock and $50,000 in cash offset by the selling of one store in a sale lease-back transaction.

               Net cash used by financing activities was $(16,179) for the three months ended December 31, 1996 compared to net cash provided by financing activity for the months ended December 31, 1995 of $336,046. The company paid off its primary debt as of September 30, 1996 in the amount of approximately $1,400,000 and is continuing to pay down its remaining outstanding notes.

               The Company will obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. The company will continue to manage its current cash flows from operations in order to position itself for the planned growth.

        FUTURE GROWTH AND EXPANSION:

               The Company continues with its plan to acquire other food brands to match with its Sobiks Subs brand in a co-branding environment. Additionally, the Company will acquire more Popeyes Chicken restaurants as opportunities present themselves. See the September 30, 1996 annual 10-KSB for further discussion on the Company's future growth and plans of expansion.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERFOODS OF AMERICA, INC.

        Date: January 28, 1997     By: /s/ ROBERT S. BERG
                                       ---------------------------------------
                                       Robert S. Berg, Chief Executive Officer


                                   By: /s/ STEVEN M. WEMPLE
                                       ---------------------------------------
                                       Steven M. Wemple, President