Form 10QSB
period 1997-03-31
INTERFOODS OF AMERICA INC
filed 1997-05-12
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 1997

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21093


                           INTERFOODS OF AMERICA, INC.
                           ---------------------------
             (Exact name of registrant as specified in this charter)


          NEVADA                                               59-3356011
----------------------------                                ------------------
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 1997 there were 7,392,663 shares of the Issuer's Common Stock outstanding.


                           INTERFOODS OF AMERICA, INC.
                                   FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                                                        Page(s)
------------------------------                                                                        -------

     Item 1.  Financial Statements

                Consolidated Balance Sheets at March 31, 1997 (unaudited)                               1
                     and September 30, 1996 (audited)

                Consolidated Statements of Operations for the three and six months                      2
                      months ended March 31, 1997 and 1996 (unaudited)

                Consolidated Statements of Stockholders' equity for the six months                      3
                     ended March 31, 1997 (unaudited) and for the year ended
                     September 30, 1996

                Consolidated Statements of Cash Flows for the six months                                4
                     ended March 31, 1997 and 1996 (unaudited)

                Notes to the Consolidated Financial Statements (unaudited)                             5-6

     Item 2.  Management's Discussion and Analysis or Plan of Operation                                7-8

Part II.   Other Information

                  Signatures                                                                            9

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets
                      March 31, 1997 and September 30, 1996


                                                                                MARCH 31,   SEPTEMBER 30,
                                                                                     1997           1996
                                                                              -----------     ----------
                                                                              (Unaudited)       (Audited)
                                    ASSETS:
Current assets:
     Accounts receivables, net
     Inventory                                                                $   122,030         93,110
     Prepaid expenses                                                              44,247         38,946
                                                                                   45,456         30,707
                                                                              -----------     ----------
          Total current assets                                                    211,733        162,763

Furniture and equipment, net                                                    3,044,585      2,573,737

Other assets:
     Deposits                                                                      56,525         85,487
     Goodwill, less accumulated amortization of $58,779 and $28,769             2,271,562      2,301,582
     Other intangible assets, less accumulated amortization of $175,365 and       119,209         99,646
        $ 169,929
     Due from affiliates                                                           53,222         54,778
                                                                              -----------     ----------
          Total assets                                                          5,753,836     $5,277,993
                                                                              ===========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable and accrued expenses                                      1,108,195      1,011,343
     Current portion of long term debt                                            144,770        376,270
     Notes payable to stockholders                                                      0         13,150
                                                                              -----------     ----------
          Total current liabilities                                             1,252,965      1,400,763

Deferred income                                                                   369,137        309,741
Long-term debt, excluding current portion (Note 3)                                404,888        204,175
                                                                              -----------     ----------
          Total liabilities                                                     2,026,990      1,914,679
                                                                              -----------     ----------
Stockholders' equity
     Capital stock, 8,333,333 shares authorized at $.001 par value;
          7,392,663 and 2,000,070 shares issued and outstanding                     7,393          7,393
     Additional paid-in capital                                                 3,797,876      3,797,876
     Preferred Class A stock, 228,640 shares issued and 200,060 shares
       outstanding, 6% annual dividend (Note 2)                                   350,000              0
     Accumulated deficit                                                         (335,156)      (376,687)
     Treasury common stock at cost, 373,333 and 348,333 shares                    (90,268)       (65,268)
                                                                              -----------     ----------
        Total stockholder's equity                                              3,729,845      3,363,314
                                                                              -----------     ----------
          Total liabilities and stockholders' equity                          $ 5,756,835     $5,277,993
                                                                              ===========     ==========

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.



                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Operations
           For the three and six months ended March 31, 1997 and 1996
                                   (Unaudited)


                                         THREE MONTHS          SIX MONTHS           THREE MONTHS          SIX MONTHS
                                        ENDED 3/31/97         ENDED 3/31/97        ENDED 3/31/96         ENDED 3/31/96
                                        -------------         -------------        -------------         -------------
Revenues:
     Restaurant sales                      $3,557,585            $6,982,380           $   52,900            $  113,023
     Royalties and fees                        66,378               135,533               90,463               155,463
                                        -------------         -------------        -------------         -------------
          Total revenues                    3,623,963             7,117,913              143,363               268,486
                                        -------------         -------------        -------------         -------------
Cost and expenses:
     Cost of sales-restaurant               3,213,061             6,329,427               27,090                51,956
     General and administrative               346,398               680,440              194,294               391,526
            expenses
     Depreciation and amortization             40,833                81,667               12,915                25,480
                                        -------------         -------------        -------------         -------------

Operating profit (loss)                        23,671                26,379              (90,936)            $(200,476)

Other income (expense):
     Interest, net                              8,047                15,152                    0                     0
                                        -------------         -------------        -------------         -------------

Net income (loss)                             $31,718               $41,531             $(90,936)            $(200,476)
                                        =============         =============        =============         =============

Net earnings (loss) per share                 $  0.00               $  0.01              $ (0.03)              $ (0.06)
                                        =============         =============        =============         =============
Weighted average shares
outstanding                                 7,392,663             7,392,663            3,283,064             3,283,064
                                        =============         =============        =============         =============

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.




                           INTERFOODS OF AMERICA, INC.
                 Consolidated Statements of Stockholders' Equity
For the six months ended March 31, 1997 and for the year ended September 30, 1996.

                                                                                          RETAINED
                                                               ADDITIONAL   PREFERRED     EARNINGS
                                   COMMON         COMMON       PAID-IN      STOCK $       (ACCUMULATED    TREASURY
                                   STOCK          $ AMOUNT     CAPITAL      AMOUNT        DEFICIT)        STOCK         TOTAL
                                   ----------     ---------    ----------   ----------    -----------     ----------    ----------
BALANCES, SEPTEMBER 30, 1995       2,000,070      $2,000       $65,160      $0            $32,666         $(50,268)     $49,558

Net Income                         0              0            0            0             (409,353)       0             (409,353)

Purchase of treasury stock         0              0            0            0             0               (15,000)      (15,000)

Common stock issued                5,392,593      5,393        3,732,716    0             0               0             3,738,109

                                   ----------     ---------    ----------   ----------   -----------      ----------    ----------
BALANCES, SEPTEMBER 30, 1996       7,392,663      7,393        3,797,876    0            (376,687)        (65,268)      3,363,314

Net Income                         0              0            0            0            41,531           0             41,531

Purchase of treasury stock         0              0            0            0            0                (25,000)      (25,000)

Issuance of Preferred stock        0              0            0            400,000      0                0             400,000

Redemption of Preferred stock      0              0            0            (50,000)     0                0             (50,000)
                                   ----------     ---------    ----------   ----------   -----------      ----------    ----------
BALANCES, MARCH 31, 1997           7,392,663      $7,393       $3,797,876   $350,000     $(335,156)       $(90,268)     $3,729,845
                                   ==========     =========    ==========   ==========   ===========      ==========    ==========


The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.



                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                For the six months ended March 31, 1997 and 1996


                                                                                       1997         1996
                                                                                  ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                            $  41,531    $(200,476)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                              81,667       25,480
          Gain on sale of property and equipment                                   (100,000)           0
            Cash provided by (used for) changes in assets and liabilities, net of effects from purchase of Sailormen:
              Accounts receivable                                                   (28,920)       9,909
              Deposits                                                               28,962       (4,310)
              Inventories                                                            (5,301)     (13,600)
              Accounts payable and accrued expenses                                  96,852      146,698
              Prepaid expenses                                                      (14,748)      (3,770)
              Due from affiliates                                                     1,556            0
              Intangible assets                                                     (19,563)           0
              Deferred Income                                                        59,396            0
                                                                                  ---------    ---------

                    Net cash (used in) provided by operating activities             141,432      (40,059)

Cash flows from investing activities:
     Purchase of property and equipment, net                                       (120,848)    (197,179)
     Purchase of treasury stock                                                     (25,000)           0
     Net Proceeds from sale of property and equipment                                48,353            0
                                                                                  ---------    ---------
                 Net cash provided by investing activities                          (97,495)    (197,179)
                                                                                  ---------    ---------
Cash flows from financing activities:
     Principal payment of long-term debt                                            (30,787)      (5,000)
     Repayment of notes payable, stockholders                                       (13,150)     (42,350)
     Proceeds from common stock issued                                                    0      279,025
                                                                                  ---------    ---------

                   Net cash provided by (used in) financing activities              (43,937)     231,675
                                                                                  ---------    ---------

                   Net increase (decrease) in cash and cash equivalents                   0       (5,573)
                                                                                  ---------    ---------
Cash and cash equivalents:
     Beginning of period                                                                  0        5,573
                                                                                  ---------    ---------
     End of period                                                                $       0    $       0
                                                                                  =========    =========
Supplemental disclosure of noncash financing and investing activities:
 1.  During the year ended September 30, 1996, the Company exchanged 2,500,000 shares of common stock for 100% of the outstanding common stock of an entity known as Sailormen, Inc. which was valued at $3,000,000
 2.  In October 1996, the company purchased four Popeyes restaurants for
         $450,000 of which $50,000 was paid in cash and 228,640 preferred class
         A shares of stock were issued, valued at $400,000. On January 1, 1997,
         28,580 shares were redeemed for $50,000

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                $  20,967
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


                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. ("the Company"), the disclosures contained in this Form 10- QSB are adequate to make the information presented fairly. See Report 10-KSB for the year ended September 30, 1996 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three and six month periods ended March 31, 1997 and 1996 and cash flows for each of the three and six month periods ended March 31, 1997 and 1996. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. Certain 1996 amounts have been reclassified to conform to the 1996 presentation.

         In May, 1996, the Company purchased all of the outstanding stock of Sailormen, Inc. (Sailormen), an operator of eleven Popeye's Chicken and Biscuits restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's stock.

2.       PURCHASE OF RESTAURANTS

         Interfoods acquired the assets of a company which operated four (4) Popeye's Chicken and biscuits restaurants in Birmingham, Alabama. The purchase price consisted of $50,000 cash plus 228,640 shares of the Company's restricted Class A preferred stock. The preferred shares are convertible into common shares on a one for one basis at the shareholders election in equal amount or increments of $50,000 cash, over a period of eight quarters, beginning three months from date of acquisition. The preferred shares have no voting rights until converted to common, and are entitled to quarterly dividend at an annual rate of 6%.

         As of March 31, 1997, 28,580 shares of preferred stock were redeemed for $50,000.

3.       ROLLOVER OF LINE OF CREDIT

         During the quarter the Company rolled over its line of credit and classified it as long term debt. The Company's practice is to pay down the line of credit and draw upon it and intends to hold it long term or until other business opportunities are presented. The line of credit is secured by a certificate of deposit held by an affiliated company.

                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Continued),

         4.       SUBSEQUENT EVENTS

         REPURCHASE OF 2.18 MILLION SHARES OF COMMON STOCK - On April 22, 1997, the Company entered into an agreement with Norm Kaufman and James Byrd to repurchase, from them, collectively 2.18 million shares of the Company's stock. The terms and conditions are as follows:

                  Norman Kaufman:   1) Sells 1.15 million shares for
                                    $205,000 payable in 60 days.

                  James Byrd:       1) Sells 1.03 million shares for
                                    430,000 shares of preferred class "B" stock valued at $430,000 which is redeemable monthly at a rate of 5,000 shares for $5,000 per month for 86 months.

                                    2) The remaining 200,000 shares of common stock retained by Byrd shall be free trading without restriction. The Company has the right of first refusal in the event Byrd sells his common shares.

         Under this repurchase agreement both Kaufman and Byrd resign from the Board of Directors and this agreement supersedes all prior agreements.

         The net effect of this transaction reduces the outstanding shares to 5,212,662 of which 2,587,500 shares are beneficially owned by the Chairman of the Board/C.E.O. and President/C.O.O.of the Company.

         $1.32 MILLION LOAN PROPOSAL - On April 16, 1997, the Company signed a loan proposal for $1,319,500 secured by the cash flow operations and business values of three Popeye's stores. The loan proceeds will be used for the continued expansion program of the Company. The Company expects to close the loan before the end of the fiscal third quarter, June 30, 1997.

                           INTERFOODS OF AMERICA, INC.
                                     PART I
                              FINANCIAL INFORMATION

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

                  RESULTS OF OPERATIONS

                  THREE AND SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

                  For the three and six months ended March 31, 1997, ("second quarter fiscal 1997"), the Company had total revenues of $3,623,963 and $7,117,913 compared to total revenues of $143,363 and $268,486 for the three and six months ended March 31, 1996. This increase in revenues was attributable to the Company's acquisition of Sailormen in fiscal year 1996, and the acquisition of the four Popeyes restaurants in Birmingham, Alabama, during this year. The annualized Sailormen revenues are estimated to be approximately $13,700,000. The company anticipates that 20% (3 of 15 stores) of the Popeyes restaurants each to have over $1,000,000 in annual sales.

         The company had an operating profit of $23,670 and $26,379 for the three and six months ended March 31, 1997 compared to an operating loss of $(90,936) and $(200,476) for the three and six months ended March 31, 1996. The profitable turn around during this quarter is attributable to the increase in top line revenues and cost savings from the consolidation of the corporate offices to one location in Miami, Florida. Additionally, the operating profit for this quarter and year to date was offset by some one time expenses associated with the four store acquisition in October 1996. The Company's profit for the three and six months ended March 31, 1997 was equivalent to an earnings per share of $0.00 and $0.01 as compared to a loss per share of $(0.03) and $(0.06) for the three and six months ended March 31, 1996.

                  The Company's cost of sales for the three and six months ended March 31, 1997 increased to $3,213,061 and $6,329,427 compared to $27,090 and $51,956 for the three and six months ended March 31, 1996. The increase is attributable to the acquisition of Sailormen in fiscal 1996 and the four Popeye's Chicken store acquisition in Alabama this year. The four store acquisition had some one-time repairs and maintenance costs resulting in higher cost of sales for the period ended March 31, 1997.

                  The Company's general and administrative costs increased to $346,398 and $680,440 compared to $194,294 and $391,526 during the three and six months ended March 31, 1997 and 1996, respectively. However, as a percentage of revenues the general and administrative costs were 9.5% and 9.6% compared to 136% and 146% for the three and six months ended March 31, 1997 and 1996, respectively. The significant percentage decrease is due to the higher top line revenues and the consolidation of the corporate offices to one location in Miami, Florida.

                           INTERFOODS OF AMERICA, INC.
                                     PART I
                              FINANCIAL INFORMATION
(Continued),

         LIQUIDITY AND CAPITAL RESOURCES

                   Net cash provided by operations for the six months ended March 31, 1997 was $141,482 compared to net cash used by operations of $(40,059) for the six months ended March 31, 1996. The net cash provided this period was primarily attributable to the increase in accounts payable of $96,852 from year end September 30, 1996 off set by a gain in sale of properties of $(100,000).

                  At March 31, 1997, the Company had total current assets of $211,733 and total assets of $5,756,836 as compared to total current assets of approximately $162,763 and total assets of approximately $5,277,993 at September 30, 1996. The increase primarily relates to the four Popeye's store acquisition in Birmingham, Alabama for $400,000 in preferred Class A stock and $50,000 in cash offset by the selling of one store in a sale lease-back transaction. During the three months ended March 31, 1997, 28,580 shares of preferred class "A" stock was redeemed for $50,000 to bring the cash portion of the Alabama purchase to $100,000.

                  Net cash used by financing activities was $(43,937) for the six months ended March 31, 1997 compared to net cash provided by financing activity for the six months ended March 31, 1996 of $231,675. The company paid off its primary debt as of September 30, 1996 in the amount of approximately $1,400,000 and is continuing to pay down its remaining outstanding notes.

                  The Company will obtain the necessary capital to continue its future expansion plans as each acquisition presents itself and the terms and conditions of the capital meet the Company's requirements. The company will continue to manage its current cash flows from operations in order to position itself for the planned growth.

         FUTURE GROWTH AND EXPANSION:

                  The Company continues with its plan to acquire other food brands to match with its Sobiks Subs brand in a co-branding environment. Additionally, the Company will acquire more Popeyes Chicken restaurants as opportunities present themselves. As of April 1997, the Company has a loan proposal of $1.32 million, and repurchased
         2.18 million shares of the Company's stock, to position itself for the future growth and expansion expected as the plan continues to be implemented. See the September 30, 1996 annual 10- KSB for further discussion on the Company's future growth and plans of expansion.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERFOODS OF AMERICA, INC.

         Date: May 5, 1997     By: /s/ ROBERT BERG
                                  --------------------------------------------
                                  Robert S. Berg, Chief Executive Officer

                               By: /s/ STEVEN WEMPLE
                                  --------------------------------------------
                                  Steven M. Wemple, President