Form 10QSB
period 1997-06-30
INTERFOODS OF AMERICA INC
filed 1997-08-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21093

                           INTERFOODS OF AMERICA, INC.
                           ---------------------------
             (Exact name of registrant as specified in this charter)

          NEVADA                                           59-3356011
----------------------------                            -------------------
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of June 30, 1997 there were 6,337,663 shares of the Issuer's Common Stock outstanding.

                           INTERFOODS OF AMERICA, INC.
                                   FORM 10-QSB

                                      INDEX

Part I. Financial Information                                            Page(s)

    Item 1. Financial Statements

              Consolidated Balance Sheets at June 30, 1997 (unaudited)       1
                   and September 30, 1996 (audited)

              Consolidated Statements of Operations for the three and nine   2
                    months ended June 30, 1997 and 1996 (unaudited)

              Consolidated Statements of Stockholders' equity for the nine   3
                   months ended June 30, 1997 (unaudited) and for the year ended September 30, 1996

              Consolidated Statements of Cash Flows for the nine months      4
                   ended June 30, 1997 and 1996 (unaudited)

              Notes to the Consolidated Financial Statements (unaudited)     5-6

    Item 2. Management's Discussion and Analysis or Plan of Operation        7-8

Part II.   Other Information

                  Signatures                                                 9

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets
                      June 30, 1997 and September 30, 1996

                                                                               June 30,       September 30,
                                                                                   1997                1996
                                                                             -----------      -------------
                                                                             (Unaudited)         (Audited)
                  ASSETS:
Current assets:
     Accounts receivables, net                                                  $101,771           93,110
     Inventory                                                                    50,879           38,946
     Prepaid expenses                                                             26,300           30,707
                                                                              ----------       ----------

          Total current assets                                                   178,949          162,763

Furniture and equipment, net                                                   3,131,516        2,573,737

Other assets:
     Deposits                                                                     64,842           85,487
     Goodwill, less accumulated amortization of $73,800 and $28,769            2,256,551        2,301,582
     Other intangible assets, less accumulated amortization of $172,394 and
          $169,929                                                               117,181           99,646
     Due from affiliates                                                         108,570           54,778
                                                                              ----------       ----------
          Total assets                                                         5,857,611       $5,277,993
                                                                              ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses                                     1,180,249        1,011,343
     Current portion of long term debt                                           192,371          376,270
     Notes payable to stockholders                                                     0           13,150
                                                                              ----------       ----------
          Total current liabilities                                            1,372,621        1,400,763

Deferred income                                                                  395,375          309,741
Long-term debt, excluding current portion (Note 3)                               341,994          204,175
                                                                              ----------       ----------
          Total liabilities                                                    2,109,989        1,914,679
                                                                              ----------       ----------
Stockholders' equity
     Capital stock, 25,000,000 shares authorized at $.001 par value;
          6,337,663 and 7,392,663 shares issued and outstanding.                   7,393            7,393
     Additional paid-in capital                                                3,797,876        3,797,876
     Preferred Class A stock, 228,640 shares issued and 171,480 shares
       outstanding, 6% annual dividend (Note 2)                                  300,000                0
     Preferred Class B stock, 430,000 shares issued and 420,000 shares
       outstanding, (Note 2)                                                     420,000
     Accumulated deficit                                                        (257,379)        (376,687)
     Treasury common stock at cost, 1,415,833 and 348,333 shares, (Note 2)      (520,268)         (65,268)
                                                                              ----------       ----------
          Total stockholder's equity                                           3,747,622        3,363,314
                                                                              ----------       ----------
          Total liabilities and stockholders' equity                          $5,857,611       $5,277,993
                                                                              ==========       ==========

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                   (Unaudited)

                                       THREE MONTHS    NINE MONTHS     THREE MONTHS    NINE MONTHS
                                      ENDED 6/30/97   ENDED 6/30/97   ENDED 6/30/96   ENDED 6/30/96
                                      -------------   -------------   -------------   -------------
Revenues:
     Restaurant sales                   $3,431,552     $10,413,932      $2,987,121      $3,040,021
     Royalties and fees                     66,940         202,473         161,916         252,379
                                        ----------     -----------      ----------      ----------
          Total revenues                 3,498,492      10,616,405       3,149,037       3,292,400
                                        ----------     -----------      ----------      ----------
Cost and expenses:
     Cost of sales-restaurant            2,947,438       9,276,866       2,105,366       2,132,456
     General and administrative
            expenses                       450,369       1,130,809       1,115,376       1,309,670
     Depreciation and amortization          40,343         122,009         104,191         117,106
                                        ----------     -----------      ----------      ----------
Operating profit (loss)                     60,341          86,721        (175,896)       (266,832)

Other income (expense):
     Other income/Interest, net             33,186          48,338         (28,781)        (28,781)
                                        ----------     -----------      ----------      ----------
Net income (loss)                          $93,528        $135,058       ($204,677)      ($295,613)
                                        ==========     ===========      ==========      ==========
Net earnings (loss) per share                $0.01           $0.02          $(0.04)         $(0.06)
                                        ==========     ===========      ==========      ==========
Weighted average shares
outstanding                              6,602,195       7,129,174       4,696,361       4,696,361
                                        ==========     ===========      ==========      ==========

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.
                 Consolidated Statements of Stockholders' Equity
 For the nine months ended June 30, 1997 and for the year ended September 30, 1996.
                                                                                               RETAINED
                                                                  ADDITIONAL    PREFERRED    EARNINGS
                                           COMMON     COMMON      PAID-IN       STOCK $      (ACCUMULATED    TREASURY
                                           STOCK      $ AMOUNT    CAPITAL       AMOUNT       DEFICIT)        STOCK       TOTAL
                                         ---------    --------    ----------   ----------    ------------   ---------    ----------
         BALANCES, SEPTEMBER 30, 1995    2,000,070     $2,000        $65,160          $0       $32,666       $(50,268)      $49,558

                           Net Income            0          0              0           0      (409,353)             0      (409,353)

           Purchase of treasury stock            0          0              0           0             0        (15,000)      (15,000)

                  Common stock issued    5,392,593      5,393      3,732,716           0             0              0     3,738,109
                                        ----------     ------     ----------   ---------     ---------      ---------    ----------
         BALANCES, SEPTEMBER 30, 1996    7,392,663      7,393      3,797,876           0      (376,687)       (65,268)    3,363,314

                           Net Income            0          0              0           0       135,058              0       135,058

           Preferred Stock A Dividend            0          0              0           0       (15,750)             0       (15,750)

           Purchase of treasury stock    1,055,000          0              0           0             0       (455,000)     (455,000)

  Issuance of Class A Preferred Stock            0          0              0     400,000             0              0       400,000

        Redemption of Preferred stock            0          0              0    (100,000)            0              0      (100,000)

  Issuance of Class B Preferred stock            0          0              0     430,000             0              0       430,000

Redemption of Class B Preferred stock            0          0              0     (10,000)            0              0       (10,000)
                                        ----------     ------     ----------   ---------     ---------     ----------    ----------
              BALANCES, JUNE 30, 1997   $6,337,663     $7,393     $3,797,876   $ 720,000     $(257,379)     $(520,268)   $3,747,622

The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1996, are an integral part of these financial statements.

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1997 and 1996

                                                                                  1997          1996
                                                                                --------     ---------
Cash flows from operating activities:
     Net income (loss)                                                          $135,058     $(295,613)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                          122,009       116,500
          Gain on sale of property and equipment                                (100,000)            0
               Cash provided by (used for) changes in assets and liabilities, net of effects from purchase of Sailormen:
                    Accounts receivable                                           (8,861)      162,512
                    Deposits                                                      20,645        13,725
                    Inventories                                                  (11,933)        2,637
                    Accounts payable and accrued expenses                        168,906       (64,193)
                    Prepaid expenses                                              (4,408)       24,363
                    Due from affiliates                                          (53,792)            0
                    Intangible assets                                             17,535             0
                    Deferred income                                               85,634             0
                                                                                --------     ---------
                    Net cash (used in) provided by operating activities          379,809       (40,069)
                                                                                --------     ---------
Cash flows from investing activities:
     Purchase of property and equipment, net                                    (253,456)     (197,179)
     Purchase of treasury stock                                                  (35,000)            0
     Redemption of Class B Preferred stock                                       (10,000)            0
     Net Proceeds from sale of property and equipment                             48,353             0
     Dividend on Preferred Class A stock                                         (15,750)            0
                                                                                --------     ---------
                    Net cash provided by investing activities                   (265,853)     (197,179)
                                                                                --------     ---------
Cash flows from financing activities:
     Principal payment of long-term debt                                         (46,080)       (5,000)
     Repayment of notes payable, stockholders                                    (13,150)      (42,350)
     Proceeds from common stock issued                                                 0       279,025
                                                                                --------     ---------
                    Net cash provided by (used in) financing activities          (59,230)      231,675
                                                                                --------     ---------
                    Net increase (decrease) in cash and cash equivalents               0        (5,573)
                                                                                --------     ---------
Cash and cash equivalents:
     Beginning of period                                                               0         5,573
                                                                                --------     ---------
     End of period                                                                    $0            $0
                                                                                ========     =========

                                    Continued

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1997 and 1996

Continued,

Supplemental disclosure of noncash financing and investing activities:

 1. During the year ended September 30, 1996, the Company exchanged
         2,500,000 shares of common stock for 100% of the outstanding common stock of an entity known as Sailormen, Inc. which was valued at $3,000,000.
 2. In October 1996, the company purchased four Popeyes restaurants for $450,000 of which $50,000 was paid in cash and 228,640 preferred class A shares of stock were issued valued at $400,000. Year to date 57,160 shares were redeemed for $100,000.
 3. In April 1997, 1,030,000 common shares were put in treasury for 430,000 non-voting Class B Preferred shares valued @ $430,000. Redeemed @ 5,000 shares/month for 86 months. (See Note 4).

                                                         1997         1996
                                                       -------      -------
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                      $23,374      $12,000
                                                       =======      =======

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

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and nine month periods ended June 30, 1997 and 1996 and cash flows for each of the three and nine month periods ended June 30, 1997 and 1996. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. Certain 1996 amounts have been reclassified to conform to the 1996 presentation.

         In 1996, the Company purchased all of the outstanding stock of Sailormen, Inc. (Sailormen), an operator of eleven Popeye's Chicken and Biscuits restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's stock.

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

         As of June 30, 1997, 57,160 shares of Class A preferred stock were redeemed for $100,000.

3.       ROLLOVER OF LINE OF CREDIT

         During the quarter the Company rolled over its line of credit and classified it as long term debt. The Company's practice is to pay down the line of credit and draw upon it and intends to hold it long term or until other business opportunities are presented. The line of credit is secured by a certificate of deposit held by an affiliated company.

                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (Continued),

4.       REPURCHASE OF FORMER DIRECTORS COMMON SHARES -

         On April 22, 1997, the Company entered into an agreement with Norm Kaufman and James Byrd to repurchase, from them, collectively 2.18 million shares of the Company's stock. The terms and conditions are as follows:

         Norman Kaufman: 1) Sells 1.15 million shares for $205,000. These shares were assigned to a third parties for $205,000 with an option for the company to repurchase. The proceeds were used to payoff Norman Kaufman in accordance with the agreement.

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

As of June 30, 1997 420,000 Preferred Class B shares are outstanding.

5.       SUBSEQUENT EVENTS -

         $1.32 Million Loan - On July 17th, 1997, the company was funded for a loan by a financial institution secured by the cash flow operations and business values of three Popeye's Chicken and Biscuit locations. The loan proceeds will be used for the continued expansion of the company.

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

RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

         For the three and nine months ended June 30, 1997, ("third quarter fiscal 1997"), the Company had total revenues of $3,431,552 and $10,413,932 compared to total revenues of $2,987,121 and $3,040,021 for the three and nine months ended June 30, 1996. This increase in revenues was attributable to the Company's acquisition of Sailormen in fiscal year 1996, and the acquisition of the four Popeyes restaurants in Birmingham, Alabama, during this year. The annualized Sailormen revenues are estimated to be approximately $13,700,000. The company anticipates that 20% (3 of 15 stores) of the Popeyes restaurants each to have over $1,000,000 in annual sales.

         The company had an operating profit of $60,341 and $86,721 for the three and nine months ended June 30, 1997 compared to an operating loss of ($175,896) and ($266,832) for the three and nine months ended June 30, 1996. The profitable turn around during this quarter is attributable to the increase in top line revenues and cost savings from the consolidation of the corporate offices to one location in Miami, Florida. Additionally, the operating profit for this quarter and year to date was offset by some one time expenses associated with the four store acquisition in October 1996. The Company's profit for the three and nine months ended June 30, 1997 was equivalent to an earnings per share of $0.01 and $0.02 as compared to a loss per share of ($0.04) and ($0.06) for the three and nine months ended June 30, 1996.

         The Company's cost of sales for the three and nine months ended June 30, 1997 was $2,947,438 and $9,276,866 compared to $2,105,366 and $2,132,456 for the three and nine months ended June 30, 1996. The increase is attributable to the acquisition of Sailormen in fiscal 1996 and the four Popeye's Chicken store acquisition in Alabama this year. The four store acquisition had some one-time repairs and maintenance costs resulting in higher cost of sales for the period ended June 30, 1997.

         The Company's general and administrative costs was $450,369 and $1,130,809 compared to $1,115,376 and $1,309,670 during the three and nine months ended June 30, 1997 and 1996, respectively. However, as a percentage of revenues the general and administrative costs were 12.8% and 10.6% compared to 35.4% and 39.8% for the three and nine months ended June 30, 1997 and 1996, respectively. The significant percentage decrease is due to the higher top line revenues and the consolidation of the corporate offices to one location in Miami, Florida.

                           INTERFOODS OF AMERICA, INC.
                                     PART I
                              FINANCIAL INFORMATION

(Continued),

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the nine months ended June 30, 1997 was $379,809 compared to net cash used by operations of ($40,069) for the nine months ended June 30, 1996. The net cash provided this period was primarily attributable to net income of $135,058 and the increase in accounts payable of $168,906 from year end September 30, 1996 off set by a gain in sale of properties of ($100,000).

         At June 30, 1997, the Company had total current assets of $178,949 and total assets of $5,857,611 as compared to total current assets of approximately $162,763 and total assets of approximately $5,277,993 at September 30, 1996. The increase primarily relates to the four Popeye's store acquisition in Birmingham, Alabama for $400,000 in preferred Class A stock and $50,000 in cash offset by the selling of one store in a sale lease-back transaction. During the nine months ended June 30, 1997, 57,160 shares of preferred class "A" stock was redeemed for $100,000 to bring the cash portion of the Alabama purchase to $150,000.

         Net cash used by financing activities was ($59,230) for the nine months ended June 30, 1997 compared to net cash provided by financing activity for the nine months ended June 30, 1996 of $231,675. The company paid off its primary debt as of September 30, 1996 in the amount of approximately $1,400,000 and is continuing to pay down its remaining outstanding notes. The Company obtained $1,320,000 in financing during July 1997 to be used for its continued expansion plan.

         The Company will obtain the necessary capital to continue its future expansion plans as each acquisition presents itself and the terms and conditions of the capital meet the Company's requirements. The company will continue to manage its current cash flows from operations in order to position itself for the planned growth.

FUTURE GROWTH AND EXPANSION:

         The Company continues with its plan to acquire other food brands to match with its Sobik's Subs brand in a co-branding environment. Additionally, the Company will acquire more Popeyes Chicken restaurants as opportunities present themselves. See the September 30, 1996 annual 10-KSB for further discussion on the Company's future growth and plans of expansion.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERFOODS OF AMERICA, INC.

Date: August 12, 1997                    By:  /s/ ROBERT BERG
                                             -----------------------------------
                                         Robert S. Berg, Chief Executive Officer

                                         By:  /s/ STEVEN WEMPLE
                                             -----------------------------------
                                         Steven M. Wemple, President

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
-------                                                                 ----

  27         Financial Data Schedule