Form 10KSB40
period 1997-09-30
INTERFOODS OF AMERICA INC
filed 1997-12-19
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the Fiscal Year Ended September 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year: $14,092,182

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 2, 1997 was approximately $2,600,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

     There were 5,526,646 shares of the registrant's common stock outstanding as of December 1, 1997.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

          Interfoods of America, Inc., a Nevada corporation (the "Company"), is a growth oriented company which is presently engaged in the business of (i) establishing, developing, operating, franchising, servicing, and owning restaurants nationally under the name SOBIK'S(R) SUBS and (ii) operating 17 Popeyes(R) chicken franchises in South Florida and Alabama as a franchisee. The Company at September 30, 1997 had three wholly-owned subsidiaries: (1) SBK Franchise Systems, Inc., which, through an exclusive master license with Sobik's Sandwich Shops, Inc., the franchiser of Sobik's Subs restaurants, develops, franchises and services the Sobik's franchises; (2) Sobik's Restaurant Corp., which establishes, owns, and operates Sobik's Subs Shops; and (3) Sailormen, Inc., which currently is the franchisee for the 17 Popeyes restaurants, 13 of which are in South Florida and 4 of which are in Alabama. The four Alabama franchises were purchased in October 1996. In addition, the Company is currently exploring avenues to expand its business to include other compatible food products and compatible food franchises. As of December 4, 1997, the Company sold its primary assets of the Sobiks Restaurant Corp. and sold its wholly owned subsidiary SBK Franchise Systems, Inc.

          On January 22, 1996, the Company, Sailormen, Inc. ("Sailormen"), a Florida corporation, and the shareholders of Sailormen, Inc. entered an Agreement and Plan of Reorganization (the "Sailormen Agreement"). Pursuant to the terms of the Sailormen Agreement, effective May 14, 1996, the Company issued 2,500,000 shares of its common stock to the shareholders of Sailormen in exchange for all of the issued and outstanding shares of capital stock of Sailormen. Sailormen was organized in 1984 under the laws of the state of Florida.Upon consummation of the transaction, Sailormen became the Company's third wholly owned subsidiary.

The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156 and its telephone number is (305) 670-0746.

POPEYES CHICKEN FRANCHISE BUSINESS SEGMENT

HISTORY

          The Company currently operates 17 Popeyes Chicken and Biscuits ("Popeyes") franchises through its wholly owned subsidiary, Sailormen, Inc.("Sailormen"). Sailormen was incorporated in Florida, in 1984, to own and operate eight (8) Popeyes franchises spun-off from another corporation that owned the franchises starting in 1978. Sailormen was acquired by the Company in May 1996. Thirteen of the Popeyes restaurants are located in South Florida and in October 1996, the Company acquired four Popeyes franchises in the State of Alabama.

OPERATIONS

          The Popeyes menu features a unique spicy fried chicken, which each restaurant prepares daily on premises and serves with a biscuit. In addition to its spicy fried chicken, the Popeyes menu contains up to 20-25 other items, including seasonal entrees, such as seafood dishes, and side items, such as red beans and rice, french fries, mashed potatoes with gravy, cole slaw, and Cajun rice. Almost all of these items are prepared fresh daily on the premises of each restaurant. The Popeyes menu is designed to appeal to a large cross-section of the population, concentrating on the 18-49 age group. Most of Sailormen's Popeyes restaurants are open seven days a week, from 10:00 am to midnight, and serve lunch and dinner. In 1995, there were 932 Popeyes units in operation in the U.S. and Popeyes ranks third behind KFC and Church's Chicken. Management estimates that about 100 of these Popeyes are in Florida. The information presented herein was obtained from the NATION'S RESTAURANT NEWS, ("NRN") August 7, 1995 (NRN Top 100 Market Share). The Company believes that this information is the most current information of its kind available. According to NRN, national average sales per unit for Popeyes was $772,000 annually. 20% of Sailormen's restaurants had revenues in excess of $1.0 million.

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

FRANCHISE AGREEMENT

          Sailormen franchises its Popeyes restaurants from America's Favorite Chicken Company (the "Franchisor"), a Minnesota corporation which was organized on July 27, 1992, to succeed to the interest of Al Copeland Enterprises, Inc. ("Enterprises"), a Texas corporation, pursuant to a Plan of Reorganization confirmed on October 22, 1992, by the United States Bankruptcy Court for the Western District of Texas, Austin Division, which became effective on November 5, 1992. The Franchisor maintains its principal place of business at Two Concourse Parkway, Suite 600, Atlanta, Georgia 30328. Franchisor does business under its corporate name and under the trade names and service marks "Popeyes" and "Popeyes Chicken and Biscuits".

          Each of the Company's Popeyes restaurants are operated under a separate franchise agreement from the Franchisor. The franchise agreements are for an initial term of 20 years and for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee (currently at $25,000) and the execution of a renewal franchise agreement (provided a written notice of election is submitted not less than twelve months or more than eighteen months prior to the end of the primary term), which may provide for increased royalties and advertising contributions, and pursuant to which the Company may be required to remodel or re-equip its restaurants to meet the then-current standards of the Franchisor. The Company is required to pay the Franchisor a royalty fee equal to 5% of the gross sales of each franchise restaurant for its first five years of operation, and 5.5% of gross sales thereafter. The royalty fee is payable weekly. The franchise agreements require the Company to construct and operate its Popeyes restaurants in accordance with the detailed requirements of the Popeyes System. All franchisees and the managers of their restaurants are required to attend, at the franchisee's expense, training courses conducted by the Franchisor.

          A purchasing cooperative, "POPCA" makes centralized purchasing arrangements for basic menu items (such as chicken, beverages, french fries, corn, rice, and jalapeno peppers), supplies, and equipment. The Company is free to negotiate and buy from any approved vendor. The Franchisor has approximately 100 approved non-chicken vendors and approximately 20 approved chicken vendors. The flours, batters, seasonings, mixes, sauces, dressings, and meats, used to prepare Popeyes spicy chicken and other Popeyes menu items, constitute the proprietary products (the "Proprietary Products"). The Proprietary Products are produced by an affiliate of the Franchisor. Sailormen and Pollo Grande have a Distribution Agreement with a distribution company approved by the Franchisor for the supply of food products, dry goods and related supplies, except for fresh poultry, carbonated beverages and various other goods, on an exclusive basis. The Distribution Agreement commenced on March 8, 1996 and will last for 10 years and renew annually thereafter unless terminated with 60 days notice by either party.

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

SUB SANDWICH BUSINESS SEGMENT

HISTORY

          In 1965, the Sobik family opened its first sandwich shop in Orlando, Florida, under the name "The Q.P. Sandwich Shop". In 1969, the Sobik family opened the first Sobik's Subs Shop in Altamonte Springs, Florida. During the following years, several other Sobik's Sub Shops were opened throughout Central Florida. In 1972, Sobik's Sandwich Shops, Inc., which is owned by the Sobik family, sold its first franchise in Apopka, Florida. In 1993, through an exclusive license agreement, Sobik's Sandwich Shops, Inc. granted SBK, a wholly owned subsidiary of the Company engaged in developing, franchising and servicing Sobik's Sub Shops, the exclusive right to develop, sell and service Sobik's Sub Shop franchises throughout the world. On December 4, 1997, the Company sold its Sobiks subsidiary, "SBK Franchise Systems,Inc.," see management discussion and analysis for details.

COMPANY-OWNED RESTAURANTS

          On October 1, 1997 the Company sold its two remaining company owned and operated Sobiks stores.

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

INTELLECTUAL PROPERTY PROTECTION

 EMPLOYEES

          The Company employs a total of 275 persons, on a full-time and part-time basis. Of these employees, 265 are employed in Popeyes stores, 50 as field management personnel and the balance on a part-time basis, of which 10 are in corporate management and administration. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

          The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156 and its telephone number is (305) 670-0746.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 2600 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly lease expense for the Miami offices is $3,250.00. The lease expires on December 31, 1999. These offices are used to administer all Company operations.

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

           As of September 30, 1997 all of the 17 Popeyes restaurants operated by the Company were leased. The Company usually tailors the lease term according to the term of the franchise agreement. The monthly lease expense on leased properties range between $1,800 to $7,045. The lower base rent leases may also contain additional payments to the lessor as percentage of sales.

         The following are the locations of the Popeyes restaurants operated by the Company as of September 30, 1997: (1) 5534 NW 7th Ave., Miami, FL; (2) 11205 SW 152nd St., Miami, FL; (3) 650 NE 79th St., Miami, FL; (4) 1355 W. Sunrise Blvd., Ft. Lauderdale, FL; (5) 12100 NW 7th Ave. Miami, FL; 20690 NW 2nd Ave., Miami, FL; (6) 233 Hillsboro Blvd., Deerfield Beach, FL; (7) ;1501 NW 20th St., Miami, FL; (8) 3291 W. Broward Blvd., Ft. Lauderdale, FL ; (9) 2490 NW 79th St, Miami, FL; (10) 3285 NW 183rd St., Miami, FL; (11) 1695 NW 103rd St., Miami, FL;
(12) 2239 Bessemer Road,

Bessemer, AL 35228; (13) 4020 Airport Road, Birmingham, AL 35205; (14) 725 11th Court West, Birmingham, AL 35204; and (15) 932 9th Avenue North, Birmingham, AL 35205 (16)130 NE 8th street, Homestead, Florida 33030 (17)1601 South Dixie Hwy, Fort Pierce, Florida.

ITEM 3.   LEGAL PROCEEDINGS

         On November 20, 1997, James Byrd the former Chairman and Director of the Company filed suit against the Company and Mr Berg for an injunction and damages resulting from an alleged breach of contract by the Company. The allegations made by Mr. Byrd are that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. The Company believes that the suit is without merit and the Company will vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In the fourth quarter, no matter was submitted to a vote of securities holders of the Company.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. There was no trading in the Company's Common Stock prior to October, 1995. The following table shows the quarterly high and low bid prices for calender years 1995, 1996 and 1997 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

YEAR        PERIOD             HIGH     LOW

1995     First Quarter         N/A      N/A
         Second Quarter        N/A      N/A
         Third Quarter         N/A      N/A
         Fourth 0uarter        $6.75    $6.00

1996     First Quarter         $7.00    $4.75
         Second Quarter        $1.88    $6.00
         Third Quarter         $3.25    $1.38
         Fourth Quarter        $1.25    $0.88

1997     First Quarter         $1.38    $0.56
         Second Quarter        $1.44    $0.69
         Third Quarter         $1.75    $0.81

          At December 1, 1997 there were approximately 1200 Holders of record of the Company's Common Stock.

ITEM 6.     MANAGEMENT'S  DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

PLAN OF OPERATIONS

         The Company plans to focus on expanding its Popeyes operations over the next twelve months through acquisitions and new store development in the southeastern market, Caribbean, South America and Mexico. The Company plans on acquiring the territory rights to develop these international markets from the America's Favorite Chicken Enterprises, the Franchisor, which would require the company to pay a fee for these rights. The Company is strategically located to manage and train personnel cost effectively being based out of Miami. The Company has sold its Sobik's franchise business to streamline its business and dedicate all management efforts and energy on the Popeyes expansion.

         The Company plans on continuing its policy to acquire existing Popeyes franchises. The Company has done this successfully with two former Popeyes franchisees during this fiscal year 1997, adding five additional stores to its store base and is currently working on several other franchisees in the southeastern market. The Company anticipates approximately eight to twelve more stores to be acquired during fiscal 1998. The Company has entered into an agreement to acquire eight existing Popeye's Chicken and Biscuit stores in Baton Rouge, LA from an existing franchisee. Additionally, the Company plans on adding approximately nine stores through new store development through fiscal 1998, six stores domestically and three stores internationally.

         The Company intends to enter into international markets as opportunities that meet the Company's goals are present in those markets.

         The Company has been able during fiscal 1997 to obtain the necessary capital requirements through its operations and financial institutional relationships. Currently, the Company has a $3,250,000 new store development commitment from one of these institutions. The Company was able to acquire a loan for $1,320,000 in July 1997 for working capital and use the proceeds to build new stores, remodel certain other stores as well as repay certain debt. The Company expects to be able to acquire the necessary capital to continue its expansion over the next twelve months and fiscal year 1998. Although there can be no assurances that the Company will be able to obtain the capital under acceptable terms to the Company to continue its expansion program.

         During the first quarter fiscal 1998, the Company sold SBK Franchise Systems, franchise business for $1.1 million. This will enable the Company to focus on its Popeyes franchise store operation business and development.

         RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 30, 1997, COMPARED TO YEAR ENDED SEPTEMBER 30,
1996

         For the year ended September 30, 1997, ("fiscal 1997"), the Company had total revenues of $14,092,182 compared to total revenues of $6,298,074 for the year ended September 30, 1996. This increase in revenues was attributable to the Company's acquisition of Sailormen in May 1996, the acquisition of the four Popeyes restaurants in Birmingham, Alabama and the acquisition of one store in Fort Pierce, FL and the opening of one store in Homestead, FL, during this year.

         The company had an operating profit of $145,448 for the year ended September 30, 1997 compared to an operating loss of ($351,791) for the year ended September 30, 1996. Additionally, the Company had net income of $318,878 compared to a net loss of ($409,353) which is equal to a 178% increase over fiscal year 1996. The profitable turn around during this year is attributable to the increase in revenues and cost savings from the consolidation of the corporate offices to one location in Miami, Florida and the realization of deferred tax assets of $164,900 from prior years net operating losses. The Company's profit for the year ended September 30, 1997 was equivalent to an earnings per share of $0.05 as compared to a loss per share of ($0.09) for the year ended September 30, 1996.

         The Company's cost of sales for the year ended September 30, 1997 were $12,184,518 compared to $4,210,732 for the year ended September 30, 1996. The increase is attributable to the acquisition of Sailormen in May 1996, the four Popeye's Chicken stores acquisition in Alabama and the increases in minimum wage to $5.15/hour. Also, the four store acquisition had some one-time repairs and maintenance costs resulting in higher cost of sales for the period ended September 30, 1997.

         The Company's general and administrative costs were $1,574,526 compared to $2,230,751 during the year ended September 30, 1997 and 1996, respectively. As a percentage of revenues the general and administrative costs were 11% compared to 35% for the year ended September 30, 1997 and 1996, respectively. The significant percentage decrease is due to the higher revenue and the consolidation of the corporate offices to one location in Miami, Florida.

         YEAR ENDED SEPTEMBER 30, 1996, COMPARED TO YEAR ENDED SEPTEMBER 30,
1995

         For the year ended September 30, 1996, ("fiscal 1996"), the Company had total revenues of approximately

$6,298,074 as compared to total revenues of approximately $280,000 for fiscal 1995. This increase in revenues was in part attributable to the Company's acquisition of Sailormen, Inc. The financial statements reflect six months of Sailormen's annual revenues. The annualized Sailormen revenues are approximately $12,600,000.

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

         In fiscal 1996, the Company's general and administrative costs increased to approximately $2,230,751 from approximately $265,000 from fiscal 1995. The increase is due to the Sailormen acquisition and the incremental costs associated with having multiple corporate offices that are being consolidated into one corporate office located in Miami, Florida.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operations for the year ended September 30, 1997 was $135,566 compared to net cash used by operations of ($740,044) for the year ended September 30, 1996. The improvement in operating cash flow for the year ended September 30, 1997 was primarily attributable to net income of $318,878 and the increase in accounts payable of $170,774 from year end September 30, 1996.

         At September 30, 1997, the Company had total current assets of $458,904 and total assets of $7,138,673 as compared to total current assets of approximately $162,763 and total assets of approximately $5,277,993 at September 30, 1996. The increase relates to the four Popeye's store acquisition in Birmingham, Alabama for $400,000 in preferred Class A stock and $50,000 in cash offset by the selling of one store in a sale lease-back transaction, the acquisition of one store in Fort Pierce, FL for $400,000 and other capital additions for new store development. During the year ended September 30, 1997, 85,740 shares of mandatorily redeemable restricted preferred class "A" stock were redeemed for $150,000.

         Net cash provided by financing activities was $483,886 for the year ended September 30, 1997 compared to net cash used by financing activity for the year ended September 30, 1996 of ($655,607). The increase relates to proceeds from new debt of $1,343,594 offset by payments of existing debt of $433,300, redemption of preferred stock of $175,000, repurchase of treasury stock of $233,000 and dividend on mandatorily redeemable restricted preferred class A stock of $17,750.

         The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself and the terms and conditions of the capital meet the Company's requirements..

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND  FINANCIAL DISCLOSURE

         Effective August 27, 1997, the Registrant's Board of Directors dismissed its former certifying accountants and recommended and approved a change in the Company's certifying accountants to Arthur Andersen LLP. The former principal account's statements of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current executive officers, directors and significant employees of the Company are as follows:

NAME               AGE      POSITION

Robert S.Berg      39       Chairman, and Chief
                            Executive Officer

Steven M. Wemple   46       Director, President, Chief Operating Officer,
                            Secretary and Treasurer

         As of September 30, 1997 the Board of Directors for SBK Franchise Systems, Inc. are Robert S. Berg and Steven M. Wemple. The current Board of Directors for Sobik's Restaurant Corp. are Robert S. Berg and Steven M. Wemple. The current Board of Directors for Sailormen, Inc. are Robert S. Berg, and Steven M. Wemple.

                  Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of the Company serve at the pleasure of the Company's board of directors. The following sets forth certain biographical information with respect to the directors, executive officers and significant employees of the Company.

         Robert S. Berg is a Director, and Chief Executive Officer of the Company and has held those offices since May 1, 1996. Since 1987, Mr. Berg has served as President of Sailormen, Inc., a wholly owned subsidiary of the Company. Mr. Berg, now serves as Chairman of the Board of the Company.

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

CASH COMPENSATION

         The following table shows, for the two year period ended September
30, 1997, the cash and other compensation paid by the Company to its President and Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.


                                            SUMMARY COMPENSATION TABLE
                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            OTHER ANNUAL   RESTRICTED   OPTIONS/        ALL OTHER
NAME AND PRINCIPAL POSITION        PERIOD   SALARY  BONUS   COMPENSATION  STOCK AWARDS  SAR'S(#) LTIP COMPENSATION
---------------------------        ------   ------  -----   ------------  ------------  -------- ---- ------------
Robert S. Berg                       1997  $226,018  $0       $4,896(1)        $0         $0      $0       $0
  Chairman of the Board              1996  $226,018  $2,000   $4,896(1)        $0         $0      $0       $0
  Chief Executive Officer
  Acting Chief Financial Officer

Steve M. Wemple                      1997  $196,326  $0       $6,528(2)        $0         $0      $0       $0
  Director                           1996  $196,326  $2,000   $6,528(2)        $0         $0      $0       $0
  President, Chief Operating
  Officer, Secretary and Treasurer

-------------------------------------------------------------------------------

(1) Includes $4,896 family health insurance
(2) Includes $6,528 family health insurance

         The Company currently does not have employment agreements with Robert
S. Berg, Chairman, President and Chief Executive Officer of the Company and Steven M. Wemple, Director, Vice President, Chief Operating Officer, Secretary and Treasurer of the Company. The Company intends to enter into written employment contracts with Robert S. Berg and Steven M. Wemple in the foreseeable future.

STOCK OPTION PLAN

         The Company has reserved 333,333 shares of its Common Stock for issuance upon the exercise of options intended to be granted or available for grant under an Employees Stock Option Plan ("ESOP"). Options granted under the ESOP will include incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQOs"). Under the terms of the ESOP, all officers and employees of the Company will be eligible for ISOs. The Compensation Committee of the Board of Directors will determine in its discretion, based upon pre-established performance criteria, which persons will receive ISOs, the applicable vesting provisions, and the exercise term thereof. The terms and conditions of each option grant may differ and will be set forth in the optionee's individual stock option agreement. The Company currently has not prepared the ESOP. In order to qualify for certain preferential treatment under the Code, ISOs must satisfy the statutory requirements thereof. Options that fail to satisfy those requirements will be deemed NQOs and will be subject to other rules under the Code.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1997 (a) by each person known to the Company to own beneficially or more than 10% of any class of the Company's securities, including those shares subject to outstanding options and (b) by each of the Company's Officers and Directors and (c) by all officers and directors of the Company as a group. As of December 1, 1997, there were 8,079,979 and 5,526,646 shares of Common Stock of the Company issued and outstanding, respectively. Except as otherwise set forth, the address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME AND ADDRESS               SHARES BENEFICIALLY         PERCENT
OF  OWNER                      OWNED                       OF CLASS
-------------------------------------------------------------------------------
Robert S. Berg(1)
Chairman, President
Chief Executive Officer             1,671,250               26.4%

Steven M. Wemple(1)
Director, Vice President, Chief
Operating Officer, Secretary,
Treasurer                             916,251               14.50%


All Officers and Directors
as a Group(2 persons)               2,587,503               40.90%
                                    =========               =====
-------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc., a charter aircraft company. Sailormen, Inc. has used and plans to continue using, the services of Elk River on a demand basis. Although, in the past, Sailormen paid one-half of the rate charged to other customers by Elk River, subsequent to the acquisition of Sailormen by the Company, Elk River charged regular rates to the Company. In fiscal year 1996 and 1997, Sailormen paid $43,000 and $63,000 to Elk River. In September 1997 the Company signed a twelve month lease agreement to exclusively use the plane for a monthly rent of approximately $33,000 plus operating costs including insurance, repairs and maintenance and pilot costs. Upon signing the lease the Company gave ElK River Aviation a refundable deposit of approximately $160,000.

          In addition, Sailormen has been providing free book keeping services for an apartment building owned by Messrs. Berg and Wemple. The balance due the Company is approximately $24,000 and as of September 1997, the apartments were sold and the balance will be collected during fiscal 1998.

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

10.6  List of Sobik's Subs franchisees.(1)

10.7 Exchange Agreement between FD Chemicals, Inc. and SBK Franchise Systems, Inc. dated June 19, 1995.(1)

10.8 Agreement between Robert S. Berg, Steven M. Wemple, James S, Byrd, Norman Kaufman and Sobik's Subs, Inc. dated June 25, 1996.(1)

21.1  Subsidiaries of Sobik's Subs, Inc.(1)

-------------------

(1) Incorporated herein by reference to Form 10-KSB under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

       (TOGETHER WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)

                           INTERFOODS OF AMERICA, INC.

                                Table of Contents

Reports of Independent Certified Public Accountants................F-3 - F-4

Consolidated Financial Statements:

         Consolidated Balance Sheets...............................F-5

         Consolidated Statements of Operations.....................F-6

         Consolidated Statements of Stockholders' Equity...........F-7

         Consolidated Statements of Cash Flows.....................F-8  - F-9

Notes to the Consolidated Financial Statements.....................F-10 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
     Interfoods of America, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Interfoods of America, Inc. as of September 30, 1996, were audited by other auditors whose report, dated December 11, 1996, expressed and unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan an preform the audit to obtain reasonable assurance about examining, on a test basis, evidence supporting the amounts and disclosures in the financial estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
     December 5, 1997.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Interfoods of America, Inc.

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


                                        James, Parks, Tschopp & Whitcomb, PA

December 11, 1996
Maitland, Florida

                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                                                        1997         1996
                                                        ----         ----
                    ASSETS
Current assets:
     Accounts receivable                            $115,742      $93,110
     Inventories                                      66,271       38,946
     Prepaid expenses                                111,991       30,707
     Deferred tax asset                              164,900            0
                                                   ---------    ---------
          Total current assets                       458,904      162,763
                                                   ---------    ---------
Furniture, equipment and construction
  in progress, net                                 3,698,995    2,573,737
                                                   ---------    ---------
Other assets:
     Deposits                                        331,122       85,487
     Goodwill, less accumulated amortization
       of $88,809 and $28,769                      2,475,701    2,301,582
     Other intangible assets, less accumulated
      amortization of $181,200 and 169,929           147,677       99,646
     Due from affiliates                              26,274       54,778
                                                   ---------    ---------
          Total other assets                       2,980,744    2,541,493
                                                   ---------    ---------
          Total assets                            $7,138,673   $5,277,993
                                                   =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and
       accrued expenses                           $1,182,117   $1,011,343
     Current portion of long-term debt               204,122      376,270
     Current portion of deferred income
       on sale and leaseback transactions             19,844            0
     Notes payable to stockholders                         0       13,150
                                                   ---------    ---------
          Total current liabilities                1,406,083    1,400,763

Deferred income on sale and leaseback
  transactions, net                                  377,039      309,741
Long-term debt, excluding current portion          1,299,109      204,175
                                                   ---------    ---------
          Total liabilities                        3,082,231    1,914,679
                                                   ---------    ---------
Mandatorily redeemable preferred stock:
          Restricted Class A stock, nonvoting,
            228,640 shares authorized, 142,900
            shares issued and outstanding, 6%
            annual dividend                          253,750            0
                                                   ---------    ---------
         Restricted Class B stock, nonvoting,
           430,000 shares authorized, 405,000
           shares issued and outstanding             405,000            0
                                                   ---------    ---------
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, 25,000,000 shares authorized
  at $.001 par value; 8,079,979 and 7,740,996
  shares issued and 5,526,646 and 7,392,663
  shares outstanding                                   8,080        7,741
     Additional paid-in capital                    4,197,189    3,797,528
     Accumulated deficit                             (79,309)    (376,687)
     Treasury stock, at cost, 2,553,333 and
       348,333 shares                               (728,268)     (65,268)
                                                   ---------    ---------
          Total stockholders' equity               3,397,692    3,363,314
                                                   ---------    ---------
          Total liabilities and
            stockholders' equity                  $7,138,673   $5,277,993
                                                   =========    =========

     The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.


                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1997 and 1996

                                                  1997            1996
                                                  ----            ----
Revenues:
     Restaurant sales                        $13,830,499       $5,974,242
     Royalties and fees                          261,683          323,832
                                              ----------       ----------
          Total revenues                      14,092,182        6,298,074
                                              ----------       ----------
Cost and expenses:
     Cost of sales                            12,184,518        4,210,732
     General and administrative expenses       1,574,526        2,230,751
     Depreciation and amortization               187,690          208,382
                                              ----------       ----------
          Total cost and expenses              3,936,734        6,649,865
                                              ----------       ----------
          Operating profit (loss)                145,448         (351,791)
                                              ----------       ----------
Other income (expense):
     Other income                                 62,821           52,262
     Interest expense                            (54,291)        (109,824)
                                              ----------       ----------
          Total other income (expense)             8,530          (57,562)
                                              ----------       ----------
          Net income (loss) attributable
          to common stockholders                 153,978         (409,353)

Deferred tax benefit                             164,900                0
                                              ----------       ----------
          Net income (loss)                     $318,878        $(409,353)
                                              ==========       ==========
Net income (loss) per share, less
preferred stock dividends                          $0.05           $(0.09)
                                              ==========       ==========
Weighted average shares outstanding            6,585,953        4,696,361
                                              ==========       ==========


                   The accompanying notes to the consolidated financial statements are an integral part of these statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                For the years ended September 30, 1997 and 1996.

                                                                    ADDITIONAL
                                          COMMON          COMMON      PAID-IN    ACCUMULATED    TREASURY
                                        STOCK SHARES      AMOUNT      CAPITAL      DEFICIT        STOCK        TOTAL
                                        ------------      ------    ----------   -----------    --------       -----
BALANCE, SEPTEMBER 30, 1995                2,333,403      $2,333       $64,827       $32,666    $(50,268)    $49,558

Net loss                                           0           0             0      (409,353)          0    (409,353)

Purchase of treasury stock                    15,000          15           (15)            0     (15,000)    (15,000)

Common stock issued                        5,392,593       5,393     3,732,716             0           0   3,738,109
                                           ---------      ------     ---------       -------    --------   ---------
BALANCE, SEPTEMBER 30, 1996                7,740,996       7,741     3,797,528      (376,687)    (65,268)  3,363,314

Net income                                         0           0             0       318,878           0     318,878

Preferred stock- class A dividend                  0           0             0       (21,500)          0     (21,500)

Purchase of treasury stock                         0           0             0             0    (663,000)   (663,000)

Common stock issued                          338,983         339       399,661             0           0     400,000
                                           ---------      ------     ---------       -------    --------   ---------
BALANCE, SEPTEMBER 30, 1997                8,079,979      $8,080    $4,197,189      $(79,309)  $(728,268) $3,397,692
                                           =========      ======     =========       =======    ========   =========



       The accompanying notes to the consolidated financial statements are an integral part of these statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1996
                                                                                            1997             1996
                                                                                            ----             ----
Cash flows from operating activities:
     Net income (loss)                                                                  $318,878        $(409,353)
     Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization                                                  187,690          208,382
          Deferred income tax benefit                                                   (164,900)               0
          Changes in assets and liabilities:
            Accounts receivable                                                          (22,632)         (57,488)
            Deposits                                                                    (245,635)          (6,275)
            Inventories                                                                  (27,325)             637
            Accounts payable and accrued expenses                                        170,774         (485,310)
            Prepaid expenses                                                             (81,284)           9,363
                                                                                       ---------        ---------
                    Net cash provided by (used in) operating activities                  135,566         (740,044)
                                                                                       ---------        ---------
Cash flows from investing activities:
     Capital expenditures                                                               (965,654)      (1,408,202)
     Acquisition of restaurants                                                          (50,000)               0
     Proceeds from sale of land and building                                             425,000        2,230,000
     Collection of note receivable                                                             0          200,000
     Acquisition of intangible assets                                                    (59,302)               0
     Due from affiliates                                                                  28,504           58,280
                                                                                       ---------        ---------
                   Net cash provided by (used in) investing activities                  (619,452)       1,390,078
                                                                                       ---------        ---------
Cash flows from financing activities:
     Proceeds from long term debt                                                      1,343,594                0
     Repayment of long-term debt                                                        (420,808)      (1,244,277)
     Repayment of notes payable to stockholders                                          (13,150)         (42,350)
     Purchase of treasury stock                                                         (233,000)         (15,000)
     Redemption of Restricted Class A Preferred stock                                   (150,000)               0
     Redemption of Restricted Class B Preferred stock                                    (25,000)               0
     Preferred stock- class A dividend                                                   (17,750)               0
     Proceeds from common stock issued                                                         0          646,020
                                                                                       ---------        ---------
                   Net cash provided by (used in) financing activities                   438,886         (655,607)
                                                                                       ---------        ---------
                   Net decrease in cash and cash equivalents                                   0           (5,573)
                                                                                       ---------        ---------
Cash and cash equivalents:
     Beginning of period                                                                       0            5,573
                                                                                       ---------        ---------
     End of period                                                                     $       0        $       0
                                                                                       =========        =========

                                   Continued

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1996
                                   (Continued)

Supplemental disclosure of noncash financing and investing activities:

During the year ended September 30, 1996, the Company exchanged 2,500,000 shares of common stock for 100% of the outstanding common stock of an entity known as Sailormen, Inc. which was valued at $3,000,000.

In October 1996, the company purchased four Popeyes restaurants for $450,000 of which $50,000 was paid in cash and 228,640 shares of mandatorily redeemable Restricted Class A preferred stock were issued, valued at $400,000.

In April 1997, 1,030,000 common shares were purchased and exchanged for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock valued at $430,000.

On September 22, 1997, the Company purchased a Popeyes restaurant in Fort Pierce, Florida for 338,983 shares of common stock, valued at $400,000.

Supplemental disclosures of cash flow information:            1997        1996
                                                              ----        ----
         Cash paid during the year:
         Income taxes                                     $      0     $     0
                                                          ========     =======
         Interest                                         $122,572     $41,543
                                                          ========     =======








         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

The accompanying consolidated financial statements include the accounts of Interfoods of America, Inc. ("Interfoods" or the "Company" formerly known as Sobik's Subs, Inc.) and its wholly owned subsidiaries, SBK Franchise Systems, Inc. ("SBK"), Sobik's Restaurant Corp. ("Restaurant") and Sailormen, Inc. ("Sailormen"). In September 1996, the Company changed its name from Sobik's Subs, Inc. to Interfoods of America, Inc.

SBK was incorporated under the laws of the State of Florida on March 8, 1993. SBK is engaged in franchise sales of a system of business of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs."

Restaurant was incorporated in 1995 for the purpose of operating Sobik's Subs Inc. stores in Central Florida. The first company-owned store was opened on September 20, 1995.

At September 30, 1997, there were 52 existing franchises and company-owned Sobik's Subs stores. The stores are located primarily in the Central Florida Area.

In May 1996, the Company purchased all of the outstanding stock of Sailormen, an operator of eleven "Popeye's Chicken and Biscuits" restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's common stock valued at $1.20.

The acquisition of Sailormen was accounted for by the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheets based on their estimated fair values. In July 1996, a Form 10SB was filed with the Securities and Exchange Commission, which reflected the acquisition of Sailormen on a pro forma basis. Subsequent to this date, the Company reevaluated the fair market value ascribed to the business acquired, and decreased the amount recorded as goodwill to $2,330,351. The excess of the purchase price over the estimated fair value of the net assets acquired ("goodwill") is being amortized on a straight-line basis over 40 years.

In October 1996, Interfoods acquired the assets of a company which operated four "Popeye's Chicken and Biscuits" restaurants in Birmingham, Alabama. The purchase price consisted of $50,000 cash and 228,640 shares of the Company's mandatorily redeemable Restricted Class A preferred stock. The preferred shares are convertible into common shares, at the shareholder's election, in equal amounts over a period of eight quarters beginning three months from date of acquisition; or are required to be redeemed at a rate of $50,000 per quarter. The preferred shares have no voting rights until converted to common stock, and are entitled to an annual dividend of 6%. As of September 30, 1997, 85,740 shares of mandatorily redeemable Restricted Class A preferred stock has been redeemed for $150,000.

         CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. There were no cash and cash equivalents at September 30, 1997 and 1996.

         REVENUE RECOGNITION

In connection with its franchising operations, the Company receives initial franchise fees, transfer fees and royalties. Initial franchise fees and transfer fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which occurs when the franchised restaurant commences operations. Royalties, which are based upon a percentage of the franchise's gross sales, are recognized as income when the fees are earned and become receivable and collectible.

         FURNITURE AND EQUIPMENT

Property and equipment acquired in exchange for restricted common stock is recorded at the fair market value of the assets acquired.

All other property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

         Leasehold improvements       Lesser of 20 years or life of lease
         Furniture and equipment      5-20 years

The Company capitalizes costs relating to new restaurant start-up costs activities, such costs include training and labor costs prior to opening the new restaurant. On April 22, 1997, the Accounting Standards Executive Committee issued Exposure Draft Proposed Statement of Position, "Reporting on Costs of Start-up Activities." This Exposure Draft when issued would require the write off of start-up costs capitalized by the Company. The write off will be reported as a cummulative change in accounting principle. The proposed effective date for the exposure draft would be for fiscal years beginning after December 15, 1997. As of September 30, 1997 the Company has capitalized start-up costs of approximately $120,000.

         INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of organizational costs, trade marks and franchise rights which are being amortized using the straight-line method over 5 years, 10 years and 20 years, respectively. The franchise agreements are for an initial term of 20 years and extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee (currently $25,000) and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis. Goodwill is amortized on a straight-line basis over 40 years.

Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment loss need be recognized for applicable assets at September 30, 1997.

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

         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term nature of the accounts. The fair value of due from affiliates, notes payable to stockholders, long-term notes payable and mandatorily redeemable restricted preferred stock approximate the carrying value of such assets and liabilities as of September 30, 1997 and 1996.

         NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the number of weighted average shares outstanding. For the purpose of computing primary earnings per share, preferred stock dividends paid or accrued of $21,500 during the year has been excluded from net income to determine earnings available for common shareholders.

Fully diluted earnings per share for the year ended September 30, 1997 contemplates the conversion of preferred stock to 142,900 shares of common stock. Primary and fully diluted earnings per share are the same.

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the years ended September 30, 1997 and 1996 would not have been materially different than the earnings per share reported in the accompanying consolidated statements of income.

         RECLASSIFICATION

Certain 1996 accounts have been reclassified to be current year presentation.

2. FURNITURE, EQUIPMENT AND CONSTRUCTION IN PROGRESS

Furniture and equipment consist of the following at September 30:

                                        1997          1996
                                        ----          ----

         Leasehold improvements     $   959,022  $   942,537
         Furniture and equipment      2,534,273    1,776,697
         Construction in progress       494,787            0
                                    -----------  -----------
                                      3,988,082    2,719,234

         Less-accumulated
           depreciation and
           amortization                (289,087)    (145,497)
                                    -----------  -----------
                                    $ 3,698,995  $ 2,573,737
                                    ===========  ===========

3.       PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30:

                                                1997         1996
                                                ----         ----

                  Insurance               $     18,086  $       4,465
                  Marketing                     35,841              0
                  Other                         58,064         26,242
                                          ------------  -------------
                  Total prepaid expenses  $    111,991  $      30,707
                                          ============  =============

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September
30:

                                                  1997                1996
                                                  ----                ----

                  Accounts payable           $   754,020       $     474,988
                  Bank overdraft                 179,985             129,323
                  Payroll                        117,531              71,698
                  Interest                             0              68,281
                  Other                          130,581             267,053
                                             -----------       -------------
                  Total accounts payable and
                  accrued expenses           $ 1,182,117       $   1,011,343
                                             ===========       =============

5.       LONG-TERM DEBT

Long-term debt consists of the following at September 30:


                                                                                             1997             1996
                                                                                             ----             ----

Note payable to a financial institution, payable in monthly installments of
   $17,996 including fixed interest at 10.75%.  The note matures in July 2007.            $1,308,047              $0

Annual line of credit with financial Institution. Interest is payable monthly at
   6.9% with principal balance due on December 31, 1997, subject to annual renewal approval by the financial institution.  Secured by certificate of deposit held by an affiliate of the Company.  The principal
   balance was paid in full during August 1997.                                                    0         235,268

Note payable to a financial institution, due in monthly installments of
   $6,295, including interest at 7.5% through July 1998.  Unsecured.                          53,455         128,989

Note payable to a company, due in monthly installments of $4,000,
   including imputed interest at 8% through October 1998.  Unsecured.                         47,000          90,000

Note payable to a financial institution, due on demand, including interest
   at 10%.  Unsecured.                                                                             0          17,959

Note payable to a financial institution, due in monthly installments of
   $2,000, including interest at 12% through March 2001.  Unsecured.                          94,729         108,229
                                                                                         -----------       ---------
                                                                                           1,503,231         580,445
Less - Current portion                                                                      (204,122)       (376,270)
                                                                                         -----------       ---------
Long-term debt                                                                           $ 1,299,109       $ 204,175
                                                                                         ===========       =========


Annual maturities of long-term debt as of September 30, 1997 are as follows:

                           1998                                 $  204,122
                           1999                                    112,169
                           2000                                    122,128
                           2001                                    131,941
                           2002                                    121,550
                      Thereafter                                   811,321
                                                                ----------
                                                                $1,503,231
                                                                ==========
6.       COMMON AND PREFERRED STOCK

On June 2, 1994, the Company purchased 333,333 shares of its common stock from a stockholder at a total cost of $50,268. As of September 30, 1997 and1996, the shares are being held as treasury stock.

During June, August and September of 1996, a total of 15,000 shares of the Company's common stock were redeemed for $15,000 and are being held as treasury stock.

On April 22, 1997, the Company purchased 1,030,000 shares of its common stock from a former director in exchange for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock, which are redeemable monthly at a rate of 5000 shares for $5,000 per month for 86 months. During the year ended September 30, 1997, the Company redeemed 25,000 of these preferred shares for $25,000.

During the year ended September 30, 1997, the Company repurchased an additional 25,000 shares of its common stock from the same former director for $25,000. As of September 30, 1997, those shares are being held as treasury stock.

During the year ended September 30, 1997, the Company purchased 1,150,000 shares of its common stock from a former director for $208,000 which are being held as treasury stock. See Note 1 for the terms and conditions of the Company's mandatorily redeemable restricted preferred stock- class A.

7.       COMMITMENTS AND CONTINGENCIES

         a.  Acquisition of Trademark

In March 1993, the Company entered into an agreement for the acquisition and use of franchise and trademarks of Sobik's Subs rights from an unaffiliated party for $15,000 plus 25% and 24% of gross receipts in 1997 and 1996, respectively, from franchisees for the following five years, payable monthly. During the years ended September 30, 1997 and 1996, the Company incurred $61,272 and $40,000 in royalty expense, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

         b.  Office and Store Leases

During September 1996, under a sale and leaseback agreement, the Company sold five owned stores (land and buildings) for $2,230,000 and leased them back under twenty-year operating lease agreements. The transactions resulted in a total gain of $309,741 which has been deferred and is being amortized over the twenty-year lease terms. Proceeds from the sale were used to pay off existing notes payable and other current liabilities. During December 1996, the Company sold an owned store for $425,000 and leased the store back under a twenty-year operating lease. The transaction has resulted in a gain of $100,000, which has been deferred and is being amortized over the twenty-year lease term.

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 1997, are as follows:

                                    1998                        $  843,513
                                    1999                           774,785
                                    2000                           682,453
                                    2001                           648,771
                                    2002                           648,771
                                 Thereafter                      5,593,324
                                                                ----------
                                                                $9,191,617
                                                                ==========

Rent expense for the years ended September 30, 1997 and 1996 was $878,662 and $220,158, respectively.

8.       RELATED PARTY TRANSACTIONS

Amounts due from affiliates represent non-interest bearing advances made primarily to certain entities controlled by the principal stockholders of the Company. The amounts relate to bookeeping services provided for the apartment building owned by the CEO and President.

On September 8, 1997, the Company entered into an aircraft lease agreement with Elk River Aviation, Inc., an affiliate controlled by the Company's CEO and President. The lease term is for a 12 month period beginning

October 1, 1997. Monthly rental is $33,066, plus 6.5% tax. Under the terms of the lease, the Company is required to pay all operating costs and maintain certain minimum insurance coverages on the aircraft. The lease required a deposit of $160,438 which is included in deposits in the accompanying consolidated balance sheet as of September 30, 1997.

9.       INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below:

                                                         1997         1996
                                                         ----         ----
         Deferred tax assets:

              Net operating loss carryforward          $ 164,900  $  210,000
              Less - Valuation allowance                       0    (210,000)
                                                       ---------  ----------

                      Net deferred tax assets          $ 164,900  $        0
                                                       =========  ==========

At September 30, 1997 and 1996, the Company had net operating loss carryforwards available to offset taxable income and tax liabilities of approximately $485,000 and $620,000, respectively. The losses expire between the years 2002 and 2007. As of September 30, 1996, such operating loss carryforwards were fully reserved as their realization was not more likely then not. As a result of the sale of SBK on December 4, 1997 (See Note 10), the realizability of such carryforwards is assured and accordingly, the valuation allowance was reversed.

The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision (benefit) computed at the U.S. Federal statutory rate for the following reasons:

                                                    1997           1996
                                                    ----           ----
         Provision (benefit) computed at
         Federal statutory rate of 34%             $  52,370    $ (139,180)
         Other                                        (7,270)            0
         Change in valuation allowance              (210,000)      139,180
                                                  ----------    ----------

         Deferred income tax benefit               $(164,900)   $        0
                                                  ==========    ==========

10.      SUBSEQUENT EVENTS

On October 1, 1997, Restaurant sold substantially all of its assets for a $100,000 promissory note.

On November 3, 1997, the Company entered into an agreement to acquire eight Popeyes Chicken and Biscuits locations in Baton Rouge, Louisiana for approximately $4.1 million. The transaction will be accounted for as a purchase.

On November 14, 1997, the Company entered into a $300,000 sale-leaseback transaction on equipment and leasehold improvements of one of the Popeyes store locations.

On November 20, 1997, James Byrd, the former Chairman and Director of the Company filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. The allegation made by Mr. Byrd are that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. The Company believes that the suit is without merit and the Company will vigorously defend this action.

On December 4, 1997, the Company sold SBK, for $1.1 million. The purchase price consisted of 500,000 shares of the acquirer's common stock, a $500,000 promissory note and $100,000 in cash. The sale resulted in a pretax gain of approximately $1.0 million.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on this 19th day of December 1997 on its behalf by the undersigned, thereunto duly authorized.

                                                    INTERFOODS OF AMERICA, INC.

                                                    (Registrant)

                                                    STEVEN WEMPLE
                                                    ---------------------------
                                                    By: /S/STEVEN WEMPLE
                                                    Steven Wemple, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

   SIGNATURE                          TITLE                                 DATE

/S/ROBERT S. BERG            Director, Chairman of the Board           December 19, 1997
-----------------            Chief Executive Officer
Robert S. Berg

/S/STEVEN M. WEMPLE          Director, President, Chief Operating      December 19, 1997
-------------------          Officer, Secretary and Treasurer
Steven M. Wemple

                                 EXHIBIT INDEX

EXHBIT        DESCRIPTION
------        -----------

27.0          Financial Data Schedule