Form 10KSB40/A
period 1997-09-30
INTERFOODS OF AMERICA INC
filed 1997-12-22
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO.1
                                       T0
                                   FORM 10-KSB


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

NAME AND ADDRESS               SHARES BENEFICIALLY         PERCENT
OF  OWNER                      OWNED                       OF CLASS
-------------------------------------------------------------------------------
Robert S. Berg(1)
Chairman, President
Chief Executive Officer             1,671,250               26.4%

Steven M. Wemple(1)
Director, Vice President, Chief
Operating Officer, Secretary,
Treasurer                             916,251               14.50%



All Officers and Directors
as a Group(2 persons)               2,587,501               40.90%
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


                                        James, Parks, Tschopp & Whitcomb, PA

December 11, 1996
Maitland, Florida

                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                                                        1997         1996
                                                        ----         ----
                    ASSETS
Current assets:
     Accounts receivable                            $115,742      $93,110
     Inventories                                      66,271       38,946
     Prepaid expenses                                111,991       30,707
     Deferred tax asset                              164,900            0
                                                   ---------    ---------
          Total current assets                       458,904      162,763
                                                   ---------    ---------
Furniture, equipment and construction
  in progress, net                                 3,698,995    2,573,737
                                                   ---------    ---------
Other assets:
     Deposits                                        331,122       85,487
     Goodwill, less accumulated amortization
       of $88,809 and $28,769                      2,475,701    2,301,582
     Other intangible assets, less accumulated
      amortization of $181,200 and 169,929           147,677       99,646
     Due from affiliates                              26,274       54,778
                                                   ---------    ---------
          Total other assets                       2,980,774    2,541,493
                                                   ---------    ---------
          Total assets                            $7,138,673   $5,277,993
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


                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1997 and 1996

                                                  1997            1996
                                                  ----            ----

Revenues:
     Restaurant sales                        $13,830,499       $5,974,242
     Royalties and fees                          261,683          323,832
                                              ----------       ----------
          Total revenues                      14,092,182        6,298,074
                                              ----------       ----------
Cost and expenses:
     Cost of sales                            12,184,518        4,210,732
     General and administrative expenses       1,574,526        2,230,751
     Depreciation and amortization               187,690          208,382
                                              ----------       ----------
          Total cost and expenses             13,946,734        6,649,865
                                              ----------       ----------
          Operating profit (loss)                145,448         (351,791)
                                              ----------       ----------
Other income (expense):
     Other income                                 62,821           52,262
     Interest expense                            (54,291)        (109,824)
                                              ----------       ----------
          Total other income (expense)             8,530          (57,562)
                                              ----------       ----------
          Net income (loss) attributable
          to common stockholders                 153,978         (409,353)


Deferred tax benefit                             164,900                0
                                              ----------       ----------
          Net income (loss)                     $318,878        $(409,353)
                                              ==========       ==========
Net income (loss) per share, less
preferred stock dividends                          $0.05           $(0.09)
                                              ==========       ==========
Weighted average shares outstanding            6,585,953        4,696,361
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


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1996
                                                                                            1997             1996
                                                                                            ----             ----

Cash flows from operating activities:
     Net income (loss)                                                                  $318,878        $(409,353)
     Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization                                                  187,690          208,382
          Deferred income tax benefit                                                   (164,900)               0
          Changes in assets and liabilities:
            Accounts receivable                                                          (22,632)         (57,488)
            Deposits                                                                    (245,635)          (6,275)
            Inventories                                                                  (27,325)             637
            Accounts payable and accrued expenses                                        170,774         (485,310)
            Prepaid expenses                                                             (81,284)           9,363
                                                                                       ---------        ---------
                    Net cash provided by (used in) operating activities                  135,566         (740,044)
                                                                                       ---------        ---------
Cash flows from investing activities:
     Capital expenditures                                                               (963,654)      (1,098,202)
     Acquisition of restaurants                                                          (50,000)               0
     Proceeds from sale of land and building                                             425,000        2,230,000
     Collection of note receivable                                                             0          200,000
     Acquisition of intangible assets                                                    (59,302)               0
     Due from affiliates                                                                  28,504           58,280
                                                                                       ---------        ---------
                   Net cash provided by (used in) investing activities                  (619,452)       1,390,078
                                                                                       ---------        ---------
Cash flows from financing activities:
     Proceeds from long term debt                                                      1,343,594                0
     Repayment of long-term debt                                                        (420,808)      (1,244,277)
     Repayment of notes payable to stockholders                                          (13,150)         (42,350)
     Purchase of treasury stock                                                         (233,000)         (15,000)
     Redemption of Restricted Class A Preferred stock                                   (150,000)               0
     Redemption of Restricted Class B Preferred stock                                    (25,000)               0
     Preferred stock- class A dividend                                                   (17,750)               0
     Proceeds from common stock issued                                                         0          646,020
                                                                                       ---------        ---------
                   Net cash provided by (used in) financing activities                   483,886         (655,607)
                                                                                       ---------        ---------
                   Net decrease in cash and cash equivalents                                   0           (5,573)
                                                                                       ---------        ---------
Cash and cash equivalents:
     Beginning of period                                                                       0            5,573
                                                                                       ---------        ---------
     End of period                                                                     $       0        $       0
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