Form 10KSB40/A
period 1997-09-30
INTERFOODS OF AMERICA INC
filed 1998-02-19
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/2A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $14,092,182

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 1997 was approximately $1,625,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

     There were 5,560,482 shares of the registrant's common stock outstanding as of December 31, 1997.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company"), is, through its wholly-owned subsidiary, Sailormen, Inc., a Florida corporation ("Sailormen"), a franchisee and operator of Popeyes/registered trademark/ Chicken and Biscuits ("Popeyes") restaurants. The Company currently operates, pursuant to franchise agreements with AFC Enterprises, Inc. (the "Franchisor"), 25 Popeyes restaurants located in Florida, Alabama and Louisiana

         The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156. Its telephone number is (305) 670-0746.

HISTORY

         Until September 1996, the Company was known as Sobik's Subs, Inc. In May 1996, the Company acquired Sailormen from the Company's current Chief Executive Officer, Robert S. Berg, and President, Steven M. Wemple, for a total of 2,500,000 shares of the Company's common stock. At the time of the acquisition, Sailormen operated 11 Popeyes restaurants.

         Until December 1997, the Company operated two wholly-owned subsidiaries, in addition to Sailormen: (1) SBK Franchise Systems, Inc., which, through an exclusive master license with Sobik's Sandwich Shops, Inc., the franchisor of Sobik's Subs restaurants, developed, franchised and serviced Sobik's Subs franchises; and (2) Sobik's Restaurant Corp., which established, owned and operated Sobik's Subs Shops. Sobik's Sub Shops offers a menu of submarine (sub) style sandwiches (also referred to as hoagies or heroes).

         On October 1 , 1997, the Company sold all the assets of Sobik's Restaurant Corp. for approximately $100,000. On December 4, 1997, the Company sold SBK Franchise Systems, Inc. for total consideration valued at $1,100,000. Such consideration consisted of cash, a note and stock of the purchaser, JRECK Subs Group, Inc. These divestitures were made by the Management of the Company to streamline the Company's business operations and to focus its efforts on the expansion and development of its Popeyes franchises.

         Consistent with its decision to concentrate on the ownership and operation of its Popeyes restaurants, the Company consummated several acquisitions during fiscal 1997 and the first quarter of fiscal 1998. In October 1996, the Company acquired four existing Popeyes restaurants in the Birmingham, Alabama market for consideration valued at $450,000, of which $50,000 was paid in cash and 228,640 shares of the Company's mandatorily redeemable restricted Class A Preferred Stock, valued at $400,000. In September 1997, the Company acquired an existing Popeyes restaurant in Ft. Pierce, Florida for 338,983 shares of the Company's common stock valued at $400,000. Additionally, in September 1997 the Company opened a new Popeye's Restaurant in Homestead, Florida. In December 1997, the Company acquired eight Popeyes restaurants in the Baton Rouge, Louisiana market, for approximately $3.7 million.

OPERATIONS

         The Popeyes menu features unique spicy fried chicken, which each restaurant prepares daily on premises along with biscuits which are served with the chicken entrees. In addition to its spicy fried chicken, the Popeyes menu contains up to 20-25 other items, including seasonal entrees, such as seafood dishes, and side items, such as red beans and rice, french fries, mashed potatoes with gravy, cole slaw, and Cajun rice. Similar to the chicken entrees, virtually all of these items are prepared fresh daily on the premises of each restaurant. The Popeyes menu is designed to appeal to a large cross-section of the population with particular concentration on the 18-49 age group. The Company's restaurants are generally open seven days a week, from 10:00 am to midnight, and serve lunch and dinner.

         A typical Popeyes restaurant operated by the Company employs a full time manager and at least one additional supervisory employee. Typically, all restaurant managers (and other representatives of the Company) are required to attend, at the Company's expense, training courses conducted by the Franchisor. This training program involves on-the-job training and an instructional class. Other restaurant employees are trained by the restaurant manager in accordance with the Company's and the Franchisor's guidelines.

         In 1997, there were 1,160 Popeyes units in operation worldwide, of which 964 were located in the United States. Popeyes ranks third world wide in the number of fast food fried chicken restaurants behind only KFC/registered trademark/ and Church's. Average sales per unit for Popeyes/registered trademark/ located in the United States are estimated to be $763,000 annually.

BUSINESS STRATEGY

         The Company's business strategy is (1) to increase the level of sales at its currently owned Popeyes restaurants; and (2) expand by (a) locating and acquiring, at advantageous prices, existing Popeyes restaurants which management believes are underperforming and (b) developing new Popeyes restaurants in the Southeastern United States, and further exploring the possibility of expansion to the Caribbean Basin and Mexico. There can be no assurance that the Company will be able to achieve all or any part of its business strategy (see "Risk Factors").


FRANCHISE AGREEMENT

         The Company franchises its Popeyes restaurants from the Franchisor. The Franchisor maintains its principal place of business at Six Concourse Parkway, Atlanta, Georgia 30328 and does business under its corporate name and under the trade names and service marks "Popeyes" and "Popeyes Chicken and Biscuits".

         Each of the Company's Popeyes restaurants is operated under a separate franchise agreement from the Franchisor. Retention of these franchise agreements is important to the success of the Company. The Company believes that its relationship with the Franchisor is satisfactory. The franchise agreements are for an initial term of 20 years and are renewable for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee, which is currently $25,000, and the execution of a renewal franchise agreement. The renewal franchise agreement may provide for increased royalties and advertising contributions, and may require the Company to remodel or re-equip its restaurants to meet the then current standards of the Franchisor. The Company is required to pay the Franchisor a royalty fee equal to 5% of the gross sales of each franchise restaurant. The franchise agreements require the Company to construct and operate its Popeyes restaurants in accordance with the detailed requirements of the Popeyes system.

         The flours, batters, seasonings, mixes, sauces, dressings, and meats, used to prepare Popeyes spicy chicken and other Popeyes menu items (the "Proprietary Products") are acquired from vendors approved by the Franchisor. The Company has an agreement with a distribution company approved by the Franchisor for the supply of food products, dry goods and related supplies. The Distribution Agreement commenced on March 8, 1996 and has a term of 10 years. It is renewable annually thereafter unless terminated with 60 days notice by either party.

         The Company's ability to maintain consistent quality depends in part upon its ability to acquire food products from reliable sources in accordance with the Franchisor's specifications. While the Company has not experienced any problems to date in acquiring such food products, there can be no assurance that such food products will be available in the future on terms acceptable to the Company.

MARKETING AND ADVERTISING

         All Popeyes restaurants are required to contribute 3% of their weekly gross sales to the Popeyes Chicken & Biscuit Advertising Fund (the "Popeyes Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeyes Advertising Fund require that all contributions to the fund and earnings of the fund be utilized by the Franchisor exclusively for advertising and promotional activities for Popeyes restaurants.

GOVERNMENT REGULATION

         Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state and/or municipality in which the restaurant is located.

         Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company also is subject to federal and state environmental regulations. Requirements of local governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent the development of a new restaurant in a particular area.

         The Company is also subject to state and federal labor laws that govern its relationship with its employees, including with respect to minimum wage requirements, overtime, working conditions and citizenship requirements.

COMPETITION

         The restaurant industry is highly competitive with respect to price, service, food quality and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. There is also active competition for restaurant managers and hourly restaurant employees, as well as intense competition for commercial real estate suitable as sites for quick-service restaurants, such as those operated by the Company.

         The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes, eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted discount pricing strategies such as "value meals" and other marketing strategies. Such strategies could have an adverse effect upon the Company and could also negatively impact the Company's operating margins, should the Company elect to match competitors' price reductions. The principal bases of competition in the industry are food quality, speed of service, and price; but advertising, location, and attractiveness of facilities are also important. Popeyes competes with other national fried chicken chains such as KFC and Church's, as well as with all other national and regional quick-service restaurant chains. Some of these competitors have greater financial resources, larger advertising budgets and more national recognition than those of Popeyes.

         As a result of a national trend in increased chicken consumption, many quick-service restaurant chains that are not identified with chicken, have added a variety of chicken items to their menus. While the Company believes that its spicy fried chicken is distinguished from the chicken offered by its competitors by unique seasonings and tastes, product quality, and freshness, there can be no assurances that consumers will not choose its competitors' chicken products over those sold in the Company's restaurants.

  EMPLOYEES

         As of December 31, 1997, the Company employed approximately 495 persons, on a full-time and part-time basis. Of these employees, 80 are employed as field management personnel and 10 are in corporate management and administration. None of the Company's employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 2600 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly lease expense for the offices is $3,250.00. The lease expires on December 31, 1999. These offices are used to administer all Company operations.

         The Company currently does not make any investments in real estate or interests in real estate, including real estate mortgages or securities issued by persons primarily engaged in real estate activities, and the Company does not intend to make such investments in the future. The Company anticipates that Company-owned restaurants will be established primarily in leased premises, but the Company may elect as an alternate to leasing, to periodically purchase land and buildings for new locations. To the extent that the purchase of a restaurant property or real estate is a requirement in connection with the acquisition of a particular franchise, the Company intends whenever possible, to subsequently enter into a sale and leaseback type transaction with respect to such restaurant properties or real estate.

         As of December 31, 1997, all of the 25 Popeyes restaurants operated by the Company were leased. The Company usually tailors the lease term according to the term of the franchise agreement. The monthly lease expense on leased properties ranges between $1,800 and $7,045. A total of two of the lower base rent leases may also contain additional payments to the lessor based upon a percentage of sales. As of December 31, 1997 the Company leased 13 restaurants in Florida, 4 in Alabama and 8 in Louisiana.

ITEM 3.   LEGAL PROCEEDINGS

         On November 20, 1997, James Byrd, the former Chairman of the Board and Director of the Company, filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. The Company believes that the suit is without merit and the Company will vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In the fourth quarter, no matter was submitted to a vote of securities holders of the Company.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. There was no trading in the Company's Common Stock prior to October 1995. The following table shows the quarterly high and low bid prices for calendar years 1995, 1996 and 1997 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

         YEAR            PERIOD                      HIGH              LOW

         1995              First Quarter             N/A               N/A
                           Second Quarter            N/A               N/A
                           Third Quarter             N/A               N/A
                           Fourth Quarter            $6.75             $6.00

         1996              First Quarter             $7.00             $4.75
                           Second Quarter            $6.00             $1.88
                           Third Quarter             $3.25             $1.38
                           Fourth Quarter            $1.25             $0.88

         1997              First Quarter             $1.38             $0.56
                           Second Quarter            $1.44             $0.69
                           Third Quarter             $1.75             $0.81
                           Fourth Quarter            $0.87             $0.56

         At December 31, 1997 there were approximately 1200 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

         RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

         For the year ended September 30, 1997 ("Fiscal 1997"), the Company had total revenues of $14,092,182 compared to total revenues of $6,298,074 for the year ended September 30, 1996 ("Fiscal 1996"). The increase in revenues was attributable to the inclusion of the revenues of Sailormen for a full fiscal year, combined with the revenues attributable to the five additional Popeyes restaurants which were acquired and the opening of a new Popeyes restaurant, during Fiscal 1997.

         Operating profit of the Company was $145,448 for Fiscal 1997, compared to an operating loss of ($351,791) for Fiscal 1996. Net income for Fiscal 1997 was $318,878, compared to a net loss of ($409,353) for Fiscal 1996, an increase of 178%. This increase in operating and net income resulted from the increases in revenues, combined with a reduction in general and administrative expenses related to the consolidation of the Company's corporate offices to one location. Also contributing to the increase in net income was the realization of a deferred tax asset in the amount of $164,900 related to prior year net operating losses.

         Cost of sales for Fiscal 1997 were $12,184,518, compared to $4,210,732 for Fiscal 1996. The increase was attributable to the inclusion of costs for Sailormen for a full fiscal year, combined with the inclusion of costs relating to the Popeyes restaurants acquired during Fiscal 1997, as well as the costs associated with the new restaurant opened during the fiscal year. Also contributing to the increase in costs of sales was an increase in the minimum wage to $5.15 per hour during Fiscal 1997.

         General and administrative costs for Fiscal 1997 were $1,574,526, compared to $2,230,751 for Fiscal 1996. The decrease in general and administrative expenses was primarily attributable to the cost savings resulting from the consolidation of the Company's corporate offices.

         YEAR ENDED SEPTEMBER 30, 1996, COMPARED TO YEAR ENDED SEPTEMBER 30,
1995

         For Fiscal 1996, the Company had total revenues of $6,298,074, compared to total revenues of approximately $280,000 for the fiscal year ended September 30, 1995 ("Fiscal 1995"). This increase in revenues was primarily attributable to the Company's acquisition of Sailormen in May 1996.

         The Company had a loss from operations of ($351,791) for Fiscal 1996, compared to a gain from operations of $14,449 for Fiscal 1995. Net loss for Fiscal 1996 was ($409,353) compared to net income of 10,457 for Fiscal 1995. The operating and net losses in Fiscal 1996 were primarily due to expenses associated with the acquisition of Sailormen. Compounding the increased level of expenses was the fact that the Company's results of operations reflected only six months of revenues from Sailormen to offset these expenses.

         Costs of sales for Fiscal 1996 were $4,210,732 and primarily reflect the cost of sales related to the operation of the Sailormen stores which were acquired in May, 1996. Costs of sales were negligible for Fiscal 1995, as the Company had total restaurant sales of $3,374 for Fiscal 1995.

         The Company's general and administrative expenses increased to approximately $2,230,751 for Fiscal 1996 from a level of $265,000 for Fiscal 1995. The increase in general and administrative expenses was attributable to the increase in overhead related to the Sailormen acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for Fiscal 1997 was $135,566 compared to net cash used by operations of ($740,044) for Fiscal 1996. The increase in operating cash flow was primarily attributable to the generation of net income of $318,878 for Fiscal 1997 compared to a net loss of ($409,353) for Fiscal 1996, as well as an increase in the level of accounts payable of $170,774 compared to Fiscal 1996.

         At September 30, 1997, the Company had current assets of $458,904 and total assets of $7,138,673 compared to current assets of approximately $162,763 and total assets of approximately $5,277,993 at September 30, 1996. The increase in total assets resulted from the Company's acquisition of four Popeyes restaurants in Birmingham, Alabama and one Popeyes restaurant in Fort Pierce .

         Net cash provided by financing activities was $483,886 for Fiscal 1997 compared to net cash used by financing activities for Fiscal 1996 of ($655,607). The increase resulted from the proceeds from new debt of $1,343,594, which was offset by the reduction of existing debt of $433,958, redemption of shares of the Company's Series A and B Preferred Stock for $175,000, the repurchase of treasury stock of $233,000 and dividends on the Series A Preferred Stock of $17,750.

         The Company believes that cash generated from operations will be sufficient to fund its current operations for at least the next 12 months. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion during fiscal 1998. However, there can be no assurance that the Company will be able to obtain such capital on terms acceptable to the Company.

SALE LEASE-BACK

         On September 30, 1996, the Company received proceeds of $2.23 million in a transaction pursuant to which the Company sold land, building and improvements for five of its locations to a subsidiary of Franchise Finance Corporation of America and simultaneously agreed to lease back these locations. The funds from this transaction were used to pay off a portion of the Company's long term debt.

            Cautionary Statement Regarding Forward-looking Statements

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

         In addition to factors discussed in this Form 10-K, among the other factors that could cause the Company's results to differ materially are: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions and construction schedules and risks that sales growth resulting from the Company's current and future remodeling can be sustained at the current levels experienced.


         For a further description of some of these factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" below.

RISK FACTORS

         DEPENDENCE ON EXECUTIVE OFFICERS. The Company is dependent upon the efforts and abilities of Robert Berg, its Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and Steven Wemple, its President and Chief Operating Officer. The loss of the services of either Messrs. Berg or Wemple would have a material adverse effect upon the Company's business and future prospects. In addition, in order to successfully implement its proposed expansion and manage anticipated growth, the Company will be dependent upon its ability to retain existing and hire additional qualified management and other personnel, including certain executive officers. The competition for qualified management and other personnel in the restaurant industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire the necessary personnel. The Company will also be dependent on its ability to hire and train hourly employees. In recent years, the restaurant industry has experienced a shortage in the availability of qualified restaurant personnel, which could have an adverse effect on the Company.

         COMPETITION IN THE RESTAURANT INDUSTRY. The Company's restaurants face intense competition from quick- and full-service restaurants and, in particular, from chains with operating concepts similar to those of the Company. Management believes that its primary competitors are other national fried chicken chains, including KFC/registered trademark/, Church's Fried Chicken/registered trademark/ and others, as well as non-fried chicken chains, including Kenny Rogers Roasters/registered trademark/, Boston Market/registered trademark/ and Pollo Tropical/registered trademark/. In general, the restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs and the availability of an adequate number of hourly-paid employees also affect the restaurant industry. Major chains, which have substantial financial resources and longer operating histories, dominate the restaurant industry. There can be no assurance that consumers will regard the Company's menu items as significantly distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully in any given market.

         INCREASES IN OPERATING AND FOOD COSTS; AVAILABILITY OF SUPPLIES. An increase in operating costs could adversely affect the profitability of the Company. Factors such as inflation, increased utility, labor and employee benefit costs are beyond the Company's control and may adversely affect the restaurant industry in general and the Company's restaurants in particular. In connection with any further expansion of the Company, of which there can be no assurance, the Company's general and administrative costs likely would increase as a percentage of revenues as the Company adds administrative staff, systems, and other infrastructure to support these costs. A majority of the Company's revenues and food costs are derived from the sale and purchase of chicken. The cost of fresh chicken fluctuates from time to time depending on a variety of factors beyond the control of the Company, such as weather conditions and seasonal demand. There can be no assurance that fluctuations in the cost of chicken or the price of other supplies will not adversely affect the Company's results of operations. In addition, the Company is dependent on daily deliveries of food supplies, such as chicken, produce, baked goods and other products and any delays or stoppages in such deliveries, as a result of, among other things, labor unrest or adverse weather conditions, could subject the Company's restaurants to shortages or interruptions which could materially adversely affect the Company.

         LIMITED MENU; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's Popeyes restaurants menu is comprised primarily of fried chicken and accompanying side dishes. Achieving consumer awareness and market acceptance of the Company's concepts, particularly as the Company seeks to open and expand into new markets, will require substantial effort and expenditures by the Company. A general decline in the sale of chicken products due to industry trends, change in consumer preferences, increased prices or other reasons would adversely impact the Company.

         The Company's future expansion plans are based upon Management's belief that the Popeyes concept will have significant market appeal in the markets in which the Company expects to enter. In the event the anticipated consumer acceptance of the Popeyes concept in these markets is not realized, the Company would be subject to a material adverse effect.

         CERTAIN FACTORS AFFECTING THE QUICK-SERVICE RESTAURANT INDUSTRY. The Company is required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "discount-pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse effect on the Company.

         The Company's profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the Company's restaurants are located. Currently, the Company has locations in Florida, Alabama and Louisiana. A significant weakening in any of the local economies in which the Company operates may cause the residents of such communities to curtail discretionary spending which, in turn, could materially affect the profitability of the entire Company.

         IMPORTANCE OF TRADEMARKS. The Company believes that its use of various trademarks and service marks obtained pursuant to its franchisee agreements with the Franchisor are valuable to the marketing of its restaurants. There can be no assurance that the Company's use of such marks do not or will not violate the proprietary rights of others, that the Company's rights to utilize such marks will be upheld if challenged, or that the Company will not be prevented from using the marks, any of which could have a materially adverse effect on the Company.

         GOVERNMENT REGULATION. The restaurant business is subject to extensive federal, state and local regulation relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, franchising, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. The failure to obtain or retain required licenses, or a substantial increase in the minimum wage rate, (which increases have been proposed and are currently pending) could adversely affect the quick service operations of the Company. The Company intends to explore the development of the Popeyes fast-food concept in certain international markets. The restaurant business in these markets is subject to extensive regulation relating to the development and operation of restaurants, including regulations relating to building requirements, preparation and sale of quick service, and laws governing the Company's relationship with its employees. Compliance with such regulations may result in the Company incurring significant expenses. Failure to obtain required licenses or to comply with applicable laws and regulations in such jurisdictions could adversely affect the operations of the Company's franchised restaurants in such jurisdictions.

         EXPANSION PLANS; CAPITAL RESOURCE REQUIREMENTS. There can be no assurance that the Company will achieve its growth objectives or that new restaurants will be profitable. The success of the Company's planned expansion will be dependent upon numerous factors, many of which are beyond the Company's control, including the identification of suitable markets, the availability and leasing or purchase of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other restaurant personnel, the ability to obtain necessary governmental permits and approvals, the availability of appropriate financing and general economic conditions.

         DEPENDENCE ON CONCEPTS. Because the Company develops Popeyes restaurants, a failure of the Popeyes concept to compete successfully in the quick service restaurant industry in the areas in which the Company operates
Popeyes restaurants or in which the Company intends to develop new restaurants or acquire existing restaurants would have a material adverse effect on the Company.

         RECENT LOSSES. Although the Company experienced net income for fiscal 1997, the Company experienced a net loss of ($409,353) in Fiscal 1996. The net loss was primarily due to expenses associated with the acquisition of Sailormen. There can be no assurance that the Company will not experience net losses for any future fiscal years.

ITEM 7. FINANCIAL STATEMENTS

         See the Financial Statements of the Company which are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 27, 1997, the Company's Board of Directors dismissed James, Parks, Tschopp & Whitcomb, P.A. as the Company's independent auditors and appointed Arthur Andersen LLP as independent auditors for the Company. The former auditor's opinion for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former auditor on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The current executive officers and directors of the Company are, as follows:

NAME                      AGE           POSITION

Robert S. Berg             39           Chairman of the Board,
                                        Chief Executive Officer and
                                        Chief Financial Officer

Steven M. Wemple           46           President and Chief Operating
                                        Officer, Director

Andrew J. Nichols          67           Director

J. Russell Jones           59           Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. The following sets forth certain biographical information with respect to the directors and executive officers of the Company:

         Robert S. Berg has served as Chairman of the Board and Chief Executive Officer of the Company since April 1996. Since 1987, Mr. Berg has served as President of Sailormen.

         Steven M. Wemple has served as the President and Chief Operating Officer of the Company and as a director since April 1996. Mr. Wemple is in charge of all operational matters relating to the Company's business. Since 1985, Mr. Wemple has served as Vice-President of Sailormen.

         Andrew J. Nichols has been a director of the Company since December 1997. Mr. Nichols was a Market Director for Waste Management, Inc. for in excess of five years until his retirement in 1988.

         J. Russell Jones has been a director of the Company since December 1997, at which time he sold eight Popeyes restaurants to the Company. Prior to becoming a director, Mr. Jones operated a total of nine Popeyes franchises in the greater Baton Rouge, Louisiana region for in excess of ten years.

         There are no family relationships among any of the executive officers or directors of the Company. With the exception of Mr. Berg, none of the executive officers or directors of the Company is subject to any legal proceedings.

ITEM 10. EXECUTIVE COMPENSATION

         Below is the aggregate annual remuneration of each of the executive officers of the Company. The Company's outside directors Messrs. Nichols and Jones are compensated for their services and receive shares of the Company's common stock valued at $1,000 per meeting.

CASH COMPENSATION

         The following table shows, for the two year period ended September 30, 1997, the cash and other compensation paid to each of the executive officers of the Company.

                           Summary Compensation Table
                        Option Grants In Last Fiscal Year

NAME AND                                              OTHER ANNUAL   RESTRICTED   OPTIONS/             ALL OTHER
PRINCIPAL POSITION        PERIOD    SALARY    BONUS   COMPENSATION  STOCK AWARDS  SAR'S(#)    LTIP   COMPENSATION
------------------        ------    ------    -----   ------------  ------------  --------    ----   ------------
Robert S. Berg             1997    $226,018   $0       $4,896 (1)        $0          $0        $0        $0
  Chairman of the Board    1996    $226,018   $2,000   $4,896 (1)        $0          $0        $0        $0
  Chief Executive Officer
  Chief Financial Officer

Steve M. Wemple            1997    $196,326   $0       $6,528 (2)        $0          $0        $0        $0
  President and Chief      1996    $196,326   $2,000   $6,528 (2)        $0          $0        $0        $0
  Operating Officer,
  Director

-------------------------------------------------------------------------------
(1) Represents premiums for health insurance.
(2) Represents premiums for health insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1997 (a) by each person known to the Company to own beneficially more than 5% of any class of the Company's securities and (b) by each of the Company's officers and directors and by all officers and directors of the Company as a group. As of December 31, 1997, there were 5,560,482 shares of Common Stock of the Company issued and outstanding. The address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME AND ADDRESS                            SHARES OF RECORD AND       PERCENT
OF OWNER                                     BENEFICIALLY OWNED       OF CLASS
----------------                            -------------------       --------
Robert S. Berg                                 1,674,583                30.1%
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer

Steven M. Wemple                                 919,584                16.5%
President and Chief Operating
Officer, Director

Andrew J. Nichols                                542,500                 9.8%
Director

Kenneth Cramer                                   388,000                 7.0%

All Officers and Directors
as a Group (3 persons)                         3,136,667                56.4%
                                               =========                =====

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc. ("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this section. In Fiscal Years 1996 and 1997, the Company paid $43,000 and $63,000 respectively, to Elk River for its services. In September 1997, the Company signed a twelve-month lease agreement providing for the Company's exclusive use of Elk River's sole aircraft at a monthly rental of approximately $33,000 plus operating costs including insurance, repairs, maintenance and pilot costs. Upon signing the lease the Company gave Elk River a refundable security deposit of approximately $160,000. The Company believes that the lease of the aircraft is important to the Company in order to permit Management to effectively supervise the operations of its restaurants which are located in several states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations.

         During April 1997, in connection with Messrs Byrd and Kaufman retiring from the Board of Directors the Company purchased the majority of their common shares held. Mr. Byrd sold to the Company 1,030,000 shares of the Company's common stock for 430,000 shares of the Company's mandatorily redeemable preferred Class B stock, redeemable monthly for $5,000 per month. The Company has the right of first refusal to purchase the 200,000 common shares that Mr. Byrd retained. Mr. Kaufman sold all the Company's common shares he held, 1,150,000, to the Company for $208,000 cash.

         The Company leases equipment from First Southern Financial Corp., a Florida corporation controlled by Messrs. Berg and Wemple. Currently, the Company is paying First Southern Financial Corp. the sum of approximately $900 per month for the equipment. The Company has the option to purchase the equipment at any time during the lease which expires in September 2002.

         On December 11, 1997, the Company entered into a lease agreement controlled by J. Russell Jones, a Director of the Company, for a Popeyes restaurant located in Baton Rouge, Louisiana. The lease is a long term lease with a purchase option. The current rent is $5,000 per month. The Company intends to purchase the real estate upon which the restaurant is located from R. Jones Enterprises and is currently finalizing the terms for that purchase. In the event the Company purchases such real estate the Company intends to enter into a sale leaseback transaction.

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

9.1   Shareholders Voting Agreement dated April 17, 1996(1)

10.1 Form of Company Franchise Agreement, including the Addendum to Franchise Agreement.(1)

10.2  Trademark Licensing Agreement dated March 1, 1993.(1)

10.3 Franchise Agreement between SBK Franchise Systems, Inc. and Sailormen, Inc. dated March 2, 1995.(1)

10.4 Exclusive Trademark Licensing Agreements between Sobik's Sandwich Shops, Inc. and SBK Franchise Systems, Inc. dated March 1, 1993.(1)

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

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

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

         Consolidated Statements of Stockholders' Equity...........F-7

         Consolidated Statements of Cash Flows.....................F-8  - F-9

Notes to the Consolidated Financial Statements.....................F-10 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Interfoods of America, Inc. and Subsidiaries.:

We have audited the accompanying consolidated balance sheet of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Interfoods of America, Inc. as of September 30, 1996, were audited by other auditors whose report, dated December 11, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. and subsidiaries, as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
  December 5, 1997 (except with respect to the matters discussed in Footnote 10, as to which the date is December 11, 1997).

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Interfoods of America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Interfoods of America, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. and Subsidiaries, as of September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        James, Parks, Tschopp & Whitcomb, PA

December 11, 1996,
  Maitland, Florida.

                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                                                        1997         1996
                                                        ----         ----
                    ASSETS
Current assets:
     Accounts receivable                            $115,742      $93,110
     Inventories                                      66,271       38,946
     Prepaid expenses                                111,991       30,707
     Deferred tax asset                              164,900            0
                                                   ---------    ---------
          Total current assets                       458,904      162,763
                                                   ---------    ---------
Furniture, equipment and construction
  in progress, net                                 3,698,995    2,573,737
                                                   ---------    ---------
Other assets:
     Deposits                                        331,122       85,487
     Goodwill, less accumulated amortization
       of $88,809 and $28,769                      2,475,701    2,301,582
     Other intangible assets, less accumulated
      amortization of $181,200 and $169,929          147,677       99,646
     Due from affiliates                              26,274       54,778
                                                   ---------    ---------
          Total other assets                       2,980,774    2,541,493
                                                   ---------    ---------
          Total assets                            $7,138,673   $5,277,993
                                                   =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and
       accrued expenses                           $1,182,117   $1,011,343
     Current portion of long-term debt               204,122      376,270
     Current portion of deferred income
       on sale and leaseback transactions             19,844       15,487
     Notes payable to stockholders                         0       13,150
                                                   ---------    ---------
          Total current liabilities                1,406,083    1,416,250

Deferred income on sale and leaseback
  transactions, net of current portion               377,039      294,254
Long-term debt, net of current portion             1,299,109      204,175
                                                   ---------    ---------
          Total liabilities                        3,082,231    1,914,679
                                                   ---------    ---------
Mandatorily redeemable preferred stock:
          Restricted Class A stock, nonvoting,
            228,640 shares authorized, 142,900
            shares issued and outstanding, 6%
            annual dividend                          253,750            0
                                                   ---------    ---------
         Restricted Class B stock, nonvoting,
           430,000 shares authorized, 405,000
           shares issued and outstanding             405,000            0
                                                   ---------    ---------
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


                   INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the years ended September 30, 1997 and 1996

                                                  1997            1996
                                                  ----            ----

Revenues:
     Restaurant sales                        $13,830,499       $5,974,242
     Royalties and fees                          261,683          323,832
                                              ----------       ----------
          Total revenues                      14,092,182        6,298,074
                                              ----------       ----------
Cost and expenses:
     Cost of sales                            12,184,518        4,210,732
     General and administrative expenses       1,574,526        2,230,751
     Depreciation and amortization               187,690          208,382
                                              ----------       ----------
          Total cost and expenses             13,946,734        6,649,865
                                              ----------       ----------
          Operating profit (loss)                145,448         (351,791)
                                              ----------       ----------
Other income (expense):
     Other income                                 62,821           52,262
     Interest expense                            (54,291)        (109,824)
                                              ----------       ----------
          Total other income (expense)             8,530          (57,562)
                                              ----------       ----------
          Net income (loss) attributable
          to common stockholders                 153,978         (409,353)


Deferred tax benefit                             164,900                0
                                              ----------       ----------
          Net income (loss)                     $318,878        $(409,353)
                                              ==========       ==========
Net income (loss) per share, less
   preferred stock dividends of $21,500            $0.05           $(0.09)
                                              ==========       ==========
Weighted average shares outstanding            6,585,953        4,696,361
                                              ==========       ==========


                   The accompanying notes to the consolidated financial statements are an integral part of these statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                For the years ended September 30, 1997 and 1996.

                                                                    ADDITIONAL
                                          COMMON          COMMON      PAID-IN    ACCUMULATED    TREASURY
                                        STOCK SHARES      AMOUNT      CAPITAL      DEFICIT        STOCK        TOTAL
                                        ------------      ------    ----------   -----------    --------       -----
BALANCE, SEPTEMBER 30, 1995                2,333,403      $2,333       $64,827       $32,666    $(50,268)    $49,558

Net loss                                           0           0             0      (409,353)          0    (409,353)

Purchase of treasury stock                         0           0             0             0     (15,000)    (15,000)

Common stock issued                        5,407,593       5,408     3,732,701             0           0   3,738,109
                                           ---------      ------     ---------       -------    --------   ---------
BALANCE, SEPTEMBER 30, 1996                7,740,996       7,741     3,797,528      (376,687)    (65,268)  3,363,314

Net income                                         0           0             0       318,878           0     318,878

Preferred stock- class A dividend                  0           0             0       (21,500)          0     (21,500)

Purchase of treasury stock                         0           0             0             0    (663,000)   (663,000)

Common stock issued                          338,983         339       399,661             0           0     400,000
                                           ---------      ------     ---------       -------    --------   ---------
BALANCE, SEPTEMBER 30, 1997                8,079,979      $8,080    $4,197,189      $(79,309)  $(728,268) $3,397,692
                                           =========      ======     =========       =======    ========   =========



       The accompanying notes to the consolidated financial statements are an integral part of these statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 1997 and 1996
                                                                                            1997             1996
                                                                                            ----             ----

Cash flows from operating activities:
     Net income (loss)                                                                  $318,878        $(409,353)
     Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
          Depreciation and amortization                                                  187,690          208,382
          Deferred income tax benefit                                                   (164,900)               0
          Changes in assets and liabilities:
            Accounts receivable                                                          (22,632)         (57,488)
            Deposits                                                                    (245,635)          (6,275)
            Inventories                                                                  (27,325)             637
            Accounts payable and accrued expenses                                        170,774         (485,310)
            Prepaid expenses                                                             (81,284)           9,363
                                                                                       ---------        ---------
                    Net cash provided by (used in) operating activities                  135,566         (740,044)
                                                                                       ---------        ---------
Cash flows from investing activities:
     Capital expenditures                                                               (963,654)      (1,098,202)
     Acquisition of restaurants                                                          (50,000)               0
     Proceeds from sale of land and buildings                                            425,000        2,230,000
     Collection of note receivable                                                             0          200,000
     Acquisition of intangible assets                                                    (59,302)               0
     Due from affiliates                                                                  28,504           58,280
                                                                                       ---------        ---------
                   Net cash provided by (used in) investing activities                  (619,452)       1,390,078
                                                                                       ---------        ---------
Cash flows from financing activities:
     Proceeds from long term debt                                                      1,343,594                0
     Repayment of long-term debt                                                        (420,808)      (1,244,277)
     Repayment of notes payable to stockholders                                          (13,150)         (42,350)
     Purchase of treasury stock                                                         (233,000)         (15,000)
     Redemption of Restricted Class A Preferred stock                                   (150,000)               0
     Redemption of Restricted Class B Preferred stock                                    (25,000)               0
     Preferred stock- Class A dividend                                                   (17,750)               0
     Proceeds from common stock issued                                                         0          646,020
                                                                                       ---------        ---------
                   Net cash provided by (used in) financing activities                   483,886         (655,607)
                                                                                       ---------        ---------
                   Net decrease in cash and cash equivalents                                   0           (5,573)

Cash and cash equivalents:
     Beginning of period                                                                       0            5,573
                                                                                       ---------        ---------
     End of period                                                                     $       0        $       0
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

In October 1996, the Company purchased four Popeyes/registered trademark/'s restaurants for $450,000 of which $50,000 was paid in cash and 228,640 shares of mandatorily redeemable Restricted Class A preferred stock were issued, valued at $400,000.

In April 1997, 1,030,000 common shares were purchased and exchanged for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock valued at $430,000.

On September 22, 1997, the Company purchased a Popeyes/registered trademark/'s restaurant in Fort Pierce, Florida for 338,983 shares of common stock, valued at $400,000.

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

SBK was incorporated under the laws of the State of Florida on March 8, 1993. SBK, which was sold by the Company on December 4, 1997, was engaged in franchise sales of a system of business of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs."

Restaurant was incorporated in 1995 for the purpose of operating Sobik's Subs Inc. stores in Central Florida. The first company-owned store was opened on September 20, 1995.

At September 30, 1997, there were 52 existing franchises and company-owned Sobik's Subs stores. The stores are located primarily in the Central Florida Area.

In May 1996, the Company purchased all of the outstanding stock of Sailormen, an operator of eleven "Popeye's Chicken and Biscuits" restaurants in South Florida. The purchase price consisted of 2,500,000 shares of the Company's common stock valued at $1.20 per share.

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

In October 1996, Interfoods acquired the assets of a company which operated four "Popeye's/registered trademark/'s Chicken and Biscuits" restaurants in Birmingham, Alabama. The purchase price consisted of $50,000 cash and 228,640 shares of the Company's mandatorily redeemable Restricted Class A preferred stock. The preferred shares are convertible into common shares, at the shareholder's election, in equal amounts over a period of eight quarters beginning three months from date of acquisition; or are required to be redeemed at a rate of $50,000 per quarter. The preferred shares have no voting rights until converted to common stock, and are entitled to an annual dividend of 6%. As of

September 30, 1997, 85,740 shares of mandatorily redeemable Restricted Class A preferred stock has been redeemed for $150,000.

         CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. There were no cash and cash equivalents at September 30, 1997 and 1996.

         REVENUE RECOGNITION

In connection with its franchising operations, SBK received initial franchise fees, transfer fees and royalties. Initial franchise fees and transfer fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which occurs when the franchised restaurant commences operations. Royalties, which were based upon a percentage of the franchise's gross sales, were recognized as income when the fees are earned and become receivable and collectible.

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

All other property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

          Leasehold improvements   Lesser of 20 years or life of lease
          Furniture and equipment  5-20 years

          START UP COSTS

The Company capitalizes costs relating to new restaurant start-up cost activities, such costs include training and labor costs prior to opening the new restaurant. On April 22, 1997, the Accounting Standards Executive Committee issued Exposure Draft Proposed Statement of Position, "Reporting on Costs of Start-up Activities." This Exposure Draft when issued would require the write off of start-up costs capitalized by the Company. The write off will be reported as a cummulative change in accounting principle. The proposed effective date for the exposure draft would be for fiscal years beginning after December 15, 1997. As of September 30, 1997 the Company has capitalized start-up costs of approximately $120,000.

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

         INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of organizational costs, trade marks and franchise rights which are being amortized using the straight-line method over 5 years, 10 years and 20 years, respectively. The franchise agreements are for an initial term of 20 years may be extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee (currently $25,000) and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis. Goodwill is amortized on a straight-line basis over 40 years.

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

         RECLASSIFICATION

Certain 1996 accounts have been reclassified to be consistent with current year presentation.

2.       FURNITURE, EQUIPMENT AND CONSTRUCTION IN PROGRESS

Furniture, equipment and construction in progress consist of the following at September 30:

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
                                          ============      =============

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September
30:

                                                1997                1996
                                                ----                ----
                  Accounts payable          $   754,020       $     474,988
                  Bank overdraft                179,985             129,323
                  Payroll                       117,531              71,698
                  Interest                            0              68,281
                  Other                         130,581             267,053
                                            -----------       -------------
                  Total accounts payable and
                  accrued expenses          $ 1,182,117       $   1,011,343
                                            ===========       =============

5.       LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                                                                 1997           1996
                                                                                                 ----           ----

Note payable to a financial institution, payable in monthly installments of
   $17,996 including fixed interest at 10.75%.  The note matures in July 2007.                $1,308,047            $0

Annual line of credit with financial institution. Interest is payable monthly at
   6.9% with principal balance due December 31, 1997, subject to annual renewal approval by the financial institution.  Secured by certificate of deposit held by an affiliate of the Company.  The principal
   balance was paid in full during August 1997.                                                        0       235,268

Note payable to a financial institution, due in monthly installments of
   $6,295, including interest at 7.5% through July 1998.  Unsecured.                              53,455       128,989


Note payable to a company, due in monthly installments of $4,000,
   including imputed interest at 8% through October 1998.  Unsecured.                             47,000        90,000

Note payable to a financial institution, due on demand, including interest
   at 10%.  Unsecured.                                                                                 0        17,959





Note payable to a financial institution, due in monthly installments of
   $2,000, including interest at 12% through March 2001.  Unsecured.                              94,729       108,229
                                                                                           -------------   -----------
                                                                                               1,503,231       580,445

Less - Current portion                                                                          (204,122)     (376,270)
                                                                                           -------------   -----------

Long-term debt                                                                             $   1,299,109   $   204,175
                                                                                           =============   ===========

Annual maturities of long-term debt as of September 30, 1997 are as follows:

                           1998                                 $  204,122
                           1999                                    112,169
                           2000                                    122,128
                           2001                                    131,941
                           2002                                    121,550
                      Thereafter                                   811,321
                                                                ----------
                                                                $1,503,231
                                                                ==========

6.       COMMON AND PREFERRED STOCK

On June 2, 1994, the Company purchased 333,333 shares of its common stock from a stockholder at a total cost of $50,268. As of September 30, 1997, the shares are being held as treasury stock.

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

During the year ended September 30, 1997, the Company purchased 1,150,000 shares of its common stock from a former director for $208,000 which are being held as treasury stock. See Note 1 for the terms and conditions of the Company's mandatorily redeemable Restricted Class A preferred stock.

7.       COMMITMENTS AND CONTINGENCIES

         a.  Acquisition of Trademark

In March 1993, the Company entered into an agreement for the acquisition and use of franchise and trademarks of Sobik's Subs rights from an unaffiliated party for $15,000 plus 25% and 24% of gross receipts in 1997 and 1996, respectively, from franchisees for the following five years, payable monthly. During the years ended September 30, 1997 and 1996, the Company incurred $61,272 and $40,000 in royalty expense, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 1997, are as follows:

                                    1998                      $    843,513
                                    1999                           774,785
                                    2000                           682,453
                                    2001                           648,771
                                    2002                           648,771
                                 Thereafter                      5,593,324
                                                              ------------
                                                              $  9,191,617
                                                              ============

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

On September 8, 1997, the Company entered into an aircraft lease agreement with Elk River Aviation, Inc., an affiliate controlled by the Company's CEO and President. The lease term is for a 12 month period beginning October 1, 1997. Monthly rental is $33,066, plus 6.5% tax. Under the terms of the lease, the Company is required to pay all operating costs and maintain certain minimum insurance coverages on the aircraft. The lease required a deposit of $160,438 which is included in deposits in the accompanying consolidated balance sheet as of September 30, 1997. Prior to September 8, 1997, the Company leased an aircraft on a periodic basis and incurred rent expense of approximately $63,000 and $43,000 in 1997 and 1996, respectively.

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
                                                        =========  ==========

At September 30, 1997 and 1996, the Company had net operating loss carryforwards available to offset taxable income and tax liabilities of approximately $485,000 and $620,000, respectively. The losses expire between the years 2002 and 2007. As of September 30, 1996, such operating loss carryforwards were fully reserved as their realization was not more likely than not. As a result of the sale of SBK on December 4, 1997 (See Note 10), the realizability of such carryforwards is assured and accordingly, the valuation allowance was reversed.

The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision (benefit) computed at the U.S. Federal statutory rate for the following reasons:

                                               1997        1996
                                               ----        -----
         Provision (benefit) computed at
         Federal statutory rate of 34%      $  52,370    $(139,180)
         Other                                 (7,270)           0
         Change in valuation allowance       (210,000)     139,180
                                            ---------    ---------

         Deferred income tax benefit        $(164,900)   $       0
                                            =========    =========

10.      SUBSEQUENT EVENTS

On October 1, 1997, SBK Restaurant Corporation sold substantially all of its assets for a $100,000 promissory note.

On October 1, 1997, the Company leased equipment from First Southern Financial Corp., a Florida corporation controlled by the CEO and President. Under the terms of lease the Company is to pay First Southern Financial Corp. approximately $900 per month for the equipment. The Company has the option to purchase the equipment at any time during the lease which expires in September 2002.

On November 14, 1997, the Company entered into a $300,000 sale-leaseback transaction on equipment and leasehold improvements of one of the Popeyes/registered trademark/s store locations.

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

On December 4, 1997, the Company sold SBK, for $1.1 million. The purchase price consisted of $500,000 worth of the acquirer's common stock, a $500,000 promissory note and $100,000 in cash. The sale resulted in a pretax gain of approximately $1.0 million.

On December 11, 1997, the Company entered into a lease agreement with controlled by J. Russell Jones, for one Popeyes restaurant located in Baton Rouge, Louisiana. The lease is a long term lease with a purchase option. The rent is $5,000 per month. The Company intends to purchase the real estate upon which the restaurant is located and is currently finalizing the terms for that purchase. In the event the Company purchases such real estate, the Company intends to enter into a sale leaseback transaction.

On December 11, 1997, the Company acquired eight Popeye's locations in Baton Rouge, Louisiana for approximately $3.7 million. The transaction was accounted for as a purchase.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, on this 17 day of February, 1998, thereunto duly authorized.

                                  INTERFOODS OF AMERICA, INC.
                                  (Registrant)

                                  STEVEN WEMPLE
                                  -------------------------------------------
                                  By: /S/STEVEN WEMPLE
                                  Steven Wemple, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

         SIGNATURE                          TITLE                      DATE

/S/ROBERT S. BERG          Director, Chairman of the Board           2/17/98
----------------------     Chief Executive Officer
Robert S. Berg

/S/STEVEN M. WEMPLE        Director, President, Chief Operating      2/17/98
----------------------     Officer, Secretary and Treasurer
Steven M. Wemple