Form 10QSB
period 1997-12-31
INTERFOODS OF AMERICA INC
filed 1998-02-24
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21093

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
             -------------------------------------------------------
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 2, 1998 there were 5,560,482 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information                                             PAGE(S)
                                                                         -------
      Item 1.  Financial Statements

               Consolidated Balance Sheets at December 31, 1997             1
                   (unaudited) and September 30, 1997

               Consolidated Statements of Operations for the three          2
                    months ended December 31, 1997 and 1996 (unaudited)

               Consolidated Statements of Stockholders' Equity for          3
                    the three months ended December 31, 1997 (unaudited) and for the year ended September 30, 1997

               Consolidated Statements of Cash Flows for the three         4-5
                    months ended December 31, 1997 and 1996 (unaudited)

               Notes to the Consolidated Financial Statements (unaudited)  6-8

     Item 2.   Management's Discussion and Analysis                        9-10

Part II. Other Information

     Item 1.   Legal Proceedings                                            11

               Signatures                                                   11


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 31, and September 30, 1997

                                       ASSETS:

                                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                                  1997             1997
                                                                              (UNAUDITED)        (AUDITED)
                                                                              ------------     ------------
Current assets:
     Accounts receivable                                                      $       421      $   115,742
     Inventory                                                                     94,203           66,271
     Prepaid expenses                                                              34,487          111,991
     Note Receivable                                                              500,000                0
     Deferred tax asset                                                           164,900          164,900
                                                                              -----------      -----------
          Total current assets                                                    794,011          458,904

Furniture, equipment and construction in progress, net                          4,034,651        3,698,995

Other assets:
     Deposits                                                                     271,047          331,122
     Investment in unaffiliated company                                           500,000                0
     Goodwill, less accum. amort. of $103,819 and $88,809                       2,475,691        2,475,701
     Other intangible assets, less accum. amort. of $184,429 and $181,200         149,031          147,677
     Due from affiliates                                                            2,500           26,274
                                                                              -----------      -----------
          Total assets                                                        $ 8,226,931      $ 7,138,673
                                                                              ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable and accrued expenses                                    $ 1,557,076      $ 1,182,117
     Current portion of long term debt                                            188,838          204,122
     Current portion of deferred income on sale and leaseback transactions         48,349           19,844
                                                                              -----------      -----------
          Total current liabilities                                             1,794,263        1,406,083

Deferred income on sale and leaseback transactions, net                           869,913          377,039
Long-term debt, excluding current portion                                       1,247,950        1,299,109
                                                                              -----------      -----------
          Total liabilities                                                     3,912,126        3,082,231
                                                                              -----------      -----------

Mandatorily redeemable preferred stock class A and B                              590,000          658,750
                                                                              -----------      -----------

Stockholders' equity:
     Common stock, 25,000,000 shares authorized at $.001 par value;
       8,113,815 and 8,079,979 shares issued and 5,560,482 and 5,526,646
       shares outstanding                                                           8,114            8,080
     Additional paid-in capital                                                 4,220,537        4,197,189
     Retained earnings and accumulated deficit                                    224,422          (79,309)
     Treasury stock at cost, 2,553,333 and 2,553,333 shares                      (728,268)        (728,268)
                                                                              -----------      -----------
          Total stockholder's equity                                            3,724,805        3,397,692
                                                                              -----------      -----------

          Total liabilities and stockholders' equity                          $ 8,226,931      $ 7,138,673
                                                                              ===========      ===========

See accompanying notes.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                      1997           1996
                                                   ----------     ----------
Revenues:
     Restaurant sales                              $4,379,928     $3,424,795
     Royalties and fees                                42,213         69,155
                                                   ----------     ----------
          Total revenues                            4,422,141      3,493,950
                                                   ----------     ----------

Cost and expenses:
     Cost of sales-restaurant                       3,784,074      3,116,367
     General and administrative expenses              638,365        334,041
     Depreciation and amortization                     85,099         38,485
                                                   ----------     ----------

Operating profit (loss)                               (85,397)         5,057

Other income (expense):
     Gain on sale of subsidiary                     1,036,237              0
     Other expenses, net                             (411,584)             0
     Interest, net                                    (64,670)         4,756
                                                   ----------     ----------

Income before income tax provision                    474,586          9,813

Income tax provision                                 (166,105)             0
                                                   ----------     ----------

Net income                                         $  308,481     $    9,813
                                                   ==========     ==========

Net earnings per share, basic and diluted          $     0.05     $     0.00
                                                   ==========     ==========

Weighted average shares outstanding                 6,333,896      6,741,978
                                                   ==========     ==========

See accompanying notes.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
For the three months ended December 31, 1997 (unaudited) and for the year ended September 30, 1997

                                                                    ADDITIONAL      ACCUMULATED
                                         COMMON         COMMON       PAID-IN        DEFICIT AND       TREASURY
                                      STOCK SHARES      AMOUNT       CAPITAL     RETAINED EARNINGS      STOCK         TOTAL
                                      ------------    ----------    ----------   -----------------   ----------     ----------
BALANCE, SEPTEMBER 30, 1996             7,740,996       $7,741      $3,797,528       $(376,687)      $ (65,628)     $3,363,314

Net income                                      0            0               0         318,878               0         318,878

Preferred stock-class A dividend                0            0               0         (21,500)              0         (21,500)

Purchase of treasury stock                      0            0               0               0        (663,000)       (663,000)

Common stock issued                       338,983          339         399,661               0               0         400,000
                                        ---------       ------      ----------       ---------       ---------      ----------

BALANCE, SEPTEMBER 30, 1997             8,079,979        8,080       4,197,189         (79,309)       (728,268)      3,397,692

Net income                                      0            0               0         308,481               0         308,481

Preferred stock-class A dividend                0            0               0          (4,750)              0          (4,750)

Common stock issued                        33,838           34          23,348               0               0          23,382
                                        ---------       ------      ----------       ---------       ---------      ----------

BALANCE, DECEMBER 31, 1997              8,113,817       $8,114      $4,220,537       $ 224,422       $(728,268)     $3,724,805
                                        =========       ======      ==========       =========       =========      ==========


See accompanying notes.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1997 and 1996
                                  (unaudited)
                                                                                     1997            1996
                                                                                 -----------     -----------
Cash flows from operating activities:
     Net income                                                                  $   308,481     $     9,813
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
          Depreciation and amortization                                               85,099          38,485
          Gain on sale of subsidiary-SBK Franchise Systems, Inc.                  (1,036,237)              0
          Non-recurring charges                                                      411,584               0
          Gain on sale of property and equipment                                           0        (100,000)
            Cash provided by (used for) changes in assets and liabilities:
              Accounts receivable                                                     51,799           4,407
              Deposits                                                                18,325          43,095
              Inventories                                                            (27,932)         (2,518)
              Accounts payable and accrued expenses                                  254,870         (31,170)
              Prepaid expenses                                                        16,192         (27,302)
              Deferred income                                                              0         100,000
              Stock based compensation                                                23,382               0
                                                                                 -----------     -----------
                    Net cash provided by operating activities                        105,563          34,810
                                                                                 -----------     -----------
Cash flows from investing activities:
     Capital expenditures                                                           (165,604)        (50,000)
     Proceeds from sale of subsidiary- SBK                                            90,000               0
     Proceeds from sale of real estate                                             3,830,517          67,863
     Acquisition of restaurants                                                   (3,704,057)              0
     Acquisition of intangibles                                                      (45,000)        (22,282)
     Due from affiliates                                                              23,774             788
     Purchase of treasury stock                                                            0         (15,000)
                                                                                 -----------     -----------
       Net cash provided by (used in) investing activities                            29,630         (18,631)
                                                                                 -----------     -----------
Cash flows from financing activities:
     Repayment of long-term debt                                                     (66,443)        (16,179)
     Redemption of Class A Preferred Stock                                           (50,000)              0
     Redemption of Class B Preferred Stock                                           (15,000)              0
     Preferred Stock Class A dividend                                                 (3,750)              0
                                                                                 -----------     -----------
                   Net cash used in financing activities                            (135,193)        (16,179)
                                                                                 -----------     -----------
          Net increase (decrease) in cash and cash equivalents                             0               0
                                                                                 -----------     -----------
Cash and cash equivalents:
     Beginning of period                                                                   0               0
                                                                                 -----------     -----------
     End of period                                                               $         0     $         0
                                                                                 ===========     ===========

                                  (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1997 and 1996
                                  (unaudited)

Supplemental disclosure of noncash financing and investing activities:

In October 1996, the Company purchased four Popeyes restaurants for $450,000 of which $50,000 was paid in cash and 228,640 shares of mandatorily redeemable Restricted Class A preferred stock were issued, valued by the parties at $400,000.

In April 1997, 1,030,000 common shares were purchased and exchanged for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock valued by the parties at $430,000.

On September 22, 1997, the Company purchased a Popeyes restaurant in Fort Pierce, Florida for 338,983 shares of common stock, valued by the parties at $400,000.

On December 4, 1997, the Company sold its subsidiary SBK Franchise Systems, Inc for $1.1 million for consideration of a $500,000 promissory note, by the parties $500,000 worth of the acquirer's common stock and $100,000 cash.

On December 11, 1997, the Company entered into a sale and leaseback transaction for approximately $3.7 million, that resulted in a deferred gain of approximately $530,000.


Supplemental disclosures of cash flow information:           1997      1996
                                                           -------    ------
      Cash paid during the year:
      Income taxes                                         $     0    $    0
                                                           =======    ======
      Interest                                             $26,670    $6,813
                                                           =======    ======

See accompanying notes.

                                  (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. and Subsidiaries ("the Company"), the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB/2A for the year ended September 30, 1997 for additional information relevant to significant accounting policies followed by the Company.

      BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and the results of operations for the three month periods ended December 31, 1997 and 1996 and cash flows for each of the three month periods ended December 31, 1997 and 1996. The results of operations for the three month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year; furthermore, the Company had a significant gain from the sale of one of its subsidiaries during the quarter, as well as certain accruals and writeoffs for specific balance sheet account items (see Note 3 and 6). Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.    PURCHASE OF RESTAURANTS

      On December 11, 1997 the Company acquired eight Popeyes locations in Baton Rouge, LA for approximately $3.7 million. The transaction was accounted for as a purchase.

3.    SALE OF SUBSIDIARY

      On December 4, 1997, the Company sold its SBK Franchise Systems, Inc subsidiary to JRECK Subs Inc for $1.1 million. The purchase price consisted of $500,000 worth of the acquirer's common stock, a $500,000 promissory note which bears interest at 7% and is due December 1998, and $100,000 in cash. The sale resulted in a pretax gain of approximately $1.0 million.

4.    MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK

                                         DECEMBER 31,          SEPTEMBER 30,
                                            1997                   1997
                                         ------------          -------------


      Restricted Class A preferred
      stock, nonvoting, 228,640
      shares authorized, 114,900 and
      142,900 shares issued and
      outstanding, 6% annual dividend     $200,000               $253,750

      Restricted Class B preferred
      stock, nonvoting, 430,000
      shares authorized, 390,000 and
      405,000 shares issued and
      outstanding                         $390,000               $405,000
                                          --------               --------

      Total mandatorily redeemable
      Class A & B preferred stock         $590,000               $658,750
                                          ========               ========


5.    NEW LEASES AND SALE AND LEASEBACK TRANSACTIONS

      On October 1, 1997, the Company entered into an operating lease for equipment from First Southern Financial Corp., a Florida corporation controlled by the CEO and President. Under the terms of the lease the Company is to pay First Southern Financial Corp. approximately $900 per month for the equipment. The Company at its option may purchase the equipment at cost, with no penalty at any time during the lease which expires in September 2002.

      On November 14, 1997, the Company entered into a $300,000 sale and leaseback transaction at net book value for equipment and leasehold improvements of one of the Popeyes store locations. The rent is approximately $5,200 per month for a term of seven years.

      On December 11, 1997, the Company entered into a sale and leaseback transactions for the land and buildings of six Popeyes locations purchased in Baton Rouge, LA for approximately $3.7 million. This sale resulted in a net deferred gain of approximately $530,000, which is being amortized over the 20 year life of the leases.

      On December 11, 1997, the Company entered into a lease agreement with J. Russell Jones, a director of the Company, for one Popeyes restaurant located in Baton Rouge, Louisiana. The lease is a long term operating lease with a purchase option. The rent is $5,000 per month. The Company intends to purchase the real estate upon which the restaurant is located and is currently finalizing the terms for that purchase. In the event the Company purchases such real estate, the Company intends to subsequently enter into a sale and leaseback transaction with respect to such property.

6.    OTHER NON-RECURRING, NON-OPERATING EXPENSES

      During the three months ended December 31, 1997, the Company recorded a charge of $411,584 for certain non-recurring and non operating items. The Company has made certain estimates and judgments as to the impairment of certain assets and the probable exposure to certain liabilities. The detail of this charge is as follows:

      Estimates for remodeling costs                       $125,000
      Accrual for certain liabilities                      $120,000
      Writeoff of receivables-non-operating                $ 63,522
      Writeoff of deposits-non-operating                   $ 41,750
      Other, net                                           $ 61,312
                                                           --------
          Total other expenses, net                        $411,584
                                                           ========

7.    SUBSEQUENT EVENTS

      In February 1998, the Company entered into an exclusive territory and development agreement with AFC Enterprises, Inc , the franchisor, for developing Popeyes restaurants in Antigua, Trinidad/Tabago, St. Lucia and Guyana. Under this agreement the Company is to develop eleven stores in these countries. The Company paid $107,500 for these rights of which $50,000 was accounted for in the "Deposits" caption on the balance sheet at December 31, 1997.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB/2A for the year ended September 30, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

For the three months ended December 31, 1997, the Company had total revenues of $4,422,141 compared to total revenues of $3,493,950 for the three months ended December 31, 1996. The increase in revenues was attributable to the Company's acquisition of one store in Fort Pierce, FL in September 1997, eight stores in Baton Rouge, LA on December 11th, 1997 and the addition of one new store opening in Homestead, FL in September 1997.

The Company had an operating loss of ($85,397) for the three months ended December 31, 1997 compared to operating income of $5,057 for the three months ended December 31, 1996. The operating loss was attributable to an increase in wage expense, as well as an increase in general and administrative expenses related to the indirect costs of the recent acquisitions which were not capitalized. Additional personnel costs were incurred for supervisors to run the acquired stores and an increase in advertising contributed to the higher general and administrative costs. The Company's pretax net income for the three months ended December 31, 1997 was $474,586 compared to $9,813 for the three months ended December 31, 1996. The increase was primarily attributable to the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc for $1.1 million resulting in a gain of $1,036,237. This gain was offset by non recurring chargeoffs and accruals of $411,584. The net income after tax was equivalent to an earnings per share of $0.05 for the three months ended December 31, 1997 compared to a break-even per share for the three months ended December 31, 1996.

The Company's general and administrative costs increased to $638,365 for the three months ended December 31, 1997 compared to $334,041 during the three months ended December 31, 1996. The increase was due to an increase in personnel to supervise the acquired stores, professional fees, business travel costs associated with potential acquistions and indirect costs on recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations for the three months ended December 31, 1997 was $105,563 compared to net cash provided by operations of $34,810 for the three months ended December 31, 1996.

The increase in net cash provided by operating activities this period was primarily attributable to an addback of one-time non cash charges of $411,584 and by an increase in the accounts payable and accrued expenses of $254,870. This was offset by the gain on the sale of the Company's subsidiary, SBK Franchise Systems, Inc. ("SBK"), for the non cash items received as consideration for this sale.

At December 31, 1997, the Company had total current assets of $794,011 and total assets of $8,226,931 as compared to total current assets of approximately $188,176 and total assets of approximately $7,138,673 at September 30, 1997. The increase was primarily due to the sale of the Company's subsidiary, SBK, for which the Company received $100,000 in cash, a promissory note in the amount of $500,000 and common stock of the acquirer, valued at $500,000. In addition, the Company added approximately $700,000 in equipment from the purchase of the eight stores in Baton Rouge, LA.

Net cash used in financing activities was ($135,193) for the three months ended December 31, 1997 as compared to net cash used by financing activity for the three months ended December 31, 1996 of ($16,179). The increase in cash used in financing activity was primarily the result of the Company's redemption of mandatorily redeemable class A and B preferred stock of $65,000 and the paying down of the Company's debt of $66,443 which was offset by the issuance of common stock to employees valued at $23,382.

The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeyes Chicken and Biscuits restaurants as opportunities present themselves; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1997 annual 10-KSB/2A for further discussion on the Company's future growth and plans of expansion.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


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

                                  INTERFOODS OF AMERICA, INC.

Date: February 20, 1997           By: /s/ ROBERT S. BERG
                                      ------------------
                                  Robert S. Berg, Chief Executive Officer

                                  By: /s/ STEVEN M. WEMPLE
                                      --------------------
                                  Steven M. Wemple, President

                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
27.0                              Financial Data Schedule