Form 10QSB
period 1998-03-31
INTERFOODS OF AMERICA INC
filed 1998-05-11
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 1998

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21093

                           INTERFOODS OF AMERICA, INC.
             (Exact name of registrant as specified in this charter)

          NEVADA                                             59-3356011
(State of other jurisdiction                               (IRS Employer
   of incorporation)                                     Identification No.)

            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
                     Address of principal executive offices

Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 1, 1998 there were 5,565,548 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                                                                   Page(s)

         Item 1.     Financial Statements

                           Condensed Consolidated Balance Sheets at March 31, 1998                                 1-2
                                and September 30, 1997

                           CondensedConsolidated Statements of Operations for the three and                        3
                                six months ended March 31, 1998 and 1997

                           Condensed Consolidated Statements of Cash Flows for the six months                      4-5
                                ended March 31, 1998 and 1997

                           Notes to the Consolidated Financial Statements                                          6-8

         Item 2.     Management's Discussion and Analysis                                                          9-10

Part II.   Other Information

         Item 1. Legal Proceedings                                                                                 11

                  Signatures                                                                                       11



                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997

                                     ASSETS
                                                                     MARCH 31,        SEPTEMBER 30,
                                                                       1998              1997
                                                                       ----              ----
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                        $105,392               $0
     Accounts receivables                                                    0          115,742
     Inventories                                                        88,030           66,271
     Prepaid expenses                                                   36,186          111,991
     Note Receivable                                                   500,000                0
     Deferred tax asset                                                      0          164,900
                                                                     ---------        ---------
          Total current assets                                         729,608          458,904

Furniture, equipment and construction in progress, net               4,254,663        3,698,995

Other assets:
     Deposits                                                          248,963          331,122
     Investment in unaffiliated company                                500,000                0
     Goodwill, net                                                   2,460,681        2,475,701
     Other intangible assets, net                                      252,457          147,677
     Due from affiliates                                                 2,500           26,274
                                                                     ---------        ---------
            Total assets                                            $8,448,872       $7,138,673
                                                                     =========        =========


                                    Continued


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1998 and September 30, 1997

                                    Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                                     MARCH 31,        SEPTEMBER 30,
                                                                       1998              1997
                                                                       ----              ----
                                                                    (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses                           $1,889,229         $1,182,117
     Current portion of long term debt                                  162,940            204,122
     Current portion of deferred income on sale-leaseback
      transactions                                                       48,349             19,844
                                                                   ------------         ----------
          Total current liabilities                                   2,100,518          1,406,083

Deferred income on sale and leaseback transactions, net                 860,375            377,039
Long-term debt, excluding current portion                             1,220,417          1,299,109
                                                                   ------------         ----------
          Total liabilities                                           4,181,310          3,082,231
                                                                   ------------         ----------
Mandatorily redeemable preferred stock class A and B                    475,000            658,750
                                                                   ------------         ----------
Stockholders' equity
     Common stock, 25,000,000 shares authorized at $.001 par              8,120              8,080
         value; 8,119,548 and 8,079,979 shares issued and
         5,565,548 and 5,526,646 shares outstanding
     Additional paid-in capital                                       4,224,961          4,197,189
     Retained earnings and\accumulated deficit                          287,749            (79,309)
     Treasury stock at cost, 2,553,333 and 2,553,333 shares            (728,268)          (728,268)
                                                                   ------------         ----------
          Total stockholder's equity                                  3,792,562          3,397,692
                                                                   ------------         ----------
          Total liabilities and stockholders' equity                 $8,448,872         $7,138,673
                                                                   ============         ==========


                             See accompanying notes.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of
                  Operations For the three and six months ended
                             March 31, 1998 and 1997

                                   (Unaudited)

                                              THREE MONTHS        THREE MONTHS      SIX MONTHS      SIX MONTHS
                                             ENDED 3/31/98       ENDED 3/31/97    ENDED 3/31/98   ENDED 3/31/97
                                             -------------       -------------    -------------   -------------
Revenues:
     Restaurant sales                         $5,654,035          $3,557,585       $10,033,963     $6,982,380
     Royalties and fees                                0              66,378            42,214        135,533
                                              ----------          ----------       -----------     ----------
          Total revenues                       5,654,035           3,623,963        10,076,177      7,117,913

Cost and expenses:
     Cost of sales-restaurants                 4,886,569           3,213,061         8,667,783      6,329,427
       Depreciation and amortization-
         restaurants                              48,612              25,833           122,462         51,667
      General and administration                 618,828             346,398         1,236,407        680,440
      Depreciation and amortization                6,343              15,000            17,607         30,000
                                              ----------          ----------       -----------     ----------

         Operating profit                         93,683              23,671            31,938         26,379

Other income (expense):
     Gain on sale of subsidiary                        0                   0         1,036,237              0
     Other income(expenses), net                  37,769                   0          (386,096)             0
     Interest, net                               (28,489)              8,047          (102,342)        15,152
                                              ----------          ----------       -----------     ----------

Income before income tax provision               102,963              31,718           579,757         41,531
                                              ----------          ----------       -----------     ----------

Income tax provision                              36,754                   0           202,679              0
                                              ----------          ----------       -----------     ----------

Net income                                    $   66,389          $   31,718       $   377,058     $   41,531
                                              ==========          ==========       ===========     ==========
Net earnings per share, basic and
diluted                                       $     0.01          $     0.00       $      0.06     $     0.01
                                              ==========          ==========       ===========     ==========
Weighted average shares
outstanding                                    5,876,272           7,392,663         5,876,272      7,392,663
                                              ==========          ==========       ===========     ==========

                             See accompanying notes.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 1998 and 1997

                                                                                     1998              1997
                                                                                     ----              ----
Cash flows from operating activities:
     Net income                                                                 $   377,058      $    41,531
     Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
          Depreciation and amortization                                             140,051           81,667
          Gain on sale of subsidiary-SBK Franchise Systems, Inc.                 (1,036,237)               0
          Non-recurring charges                                                     411,584                0
          Stock based compensation                                                   27,812                0
          Gain on sale of property and equipment                                          0         (100,000)
     Changes in assets and liabilities:
                    Decrease (increase) in accounts receivable                       52,220          (28,920)
                    Decrease in deposits                                             40,409           28,962
                    Increase in inventories                                         (21,759)          (5,301)
                    Increase in accounts payable and accrued expenses               749,781           96,852
                    Decrease (increase) in prepaid expenses                          14,493          (14,748)
                    Increase in deferred income                                           0          100,000
                                                                                 ----------       ----------
                             Net cash provided by (used in) operating activities    755,412         (200,043)
                                                                                 ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                                            (427,880)        (161,452)
   Proceeds from sales of subsidiary-SBK                                             90,000                0
   Proceeds from sales of real estate                                             3,830,517           48,353
   Acquisitions of restaurants                                                   (3,704,057)               0
   Acquisitions of intangibles                                                     (152,500)         (19,563)
   Due from affiliates                                                               23,774            1,556
   Purchase of treasury stock                                                             0          (25,000)
                                                                                 ----------       ----------
                             Net cash used in investing activities                 (340,146)        (156,106)
                                                                                 ----------       ----------
Cash flows from financing activities:
     Repayment of long-term debt                                                   (119,874)         (30,787)
     Redemption of Class A Preferred Stock                                         (150,000)               0
     Redemption of Class B Preferred Stock                                          (30,000)               0
     Class A Preferred Stock dividend                                               (10,000)               0
     Repayment of Notes Payable, Stockholders                                             0          (13,150)
                                                                                 ----------       ----------
                             Net cash used in financing activities                 (309,874)         (43,937)
                                                                                 ----------       ----------

                             Net increase in cash and cash equivalents              105,392                0

Cash and cash equivalents:
     Beginning of period                                                         $        O       $        0
                                                                                 ==========       ==========
     End of period                                                               $  105,392       $        0
                                                                                 ==========       ==========

                                    Continued

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 1998 and 1997


                                    Continued

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

On December 4, 1997, the Company sold its subsidiary SBK Franchise Systems, Inc for $1.1 million for consideration of a $500,000 promissory note, $500,000 worth of the acquirer's common stock and $100,000 cash.

On December 11, 1997, the Company entered into a sale-leaseback transaction for approximately $3.7 million, that resulted in a deferred gain of approximately $530,000.

'

Supplemental disclosures of cash flow information:               1998                     1997
                                                                 ----                     ----
                  Cash paid for taxes during the period         $     0                 $     0
                                                                =======                 =======

                  Interest paid during the period               $75,731                 $20,967
                                                                =======                 =======



                             See accompanying notes.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. ("the Company"), the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Report 10-KSB/2A for the year ended September 30, 1997 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three and six month periods ended March 31, 1998 and 1997 and cash flows for each of the three and six month periods ended March 31, 1998 and 1997. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year; furthermore, the Company had a significant gain form the sale of one of its subsidiaries during the six months ended March 31, 1998, as well as certain accruals and writeoffs for specific balance sheet account items. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.       PURCHASE OF RESTAURANTS

         On December 11, 1997 the Company acquired eight Popeyes locations in Baton Rouge, LA for approximately $3.7 million. The transaction was accounted for as a purchase.

3.       SALE OF SUBSIDIARY

         On December 4, 1997, the Company sold its SBK Franchise Systems, Inc. subsidiary to JRECK Subs Inc. for $1.1 million. The purchase price consisted of $500,000 worth of JRECK's common stock, a $500,000 promissory note which bears interest at 7% and is due December 1998, and $100,000 in cash. The sale resulted in a pretax gain of approximately $1.0 million.

4. MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK


                                                                                       MARCH 31,           SEPTEMBER 30,
                                                                                         1998                  1997
                                                                                         ----                  ----

         Restricted Class A preferred stock, nonvoting, 228,640 shares authorized, 57,160 and 142,900 shares issued and outstanding, 6% annual
         dividend                                                                     $100,000               $253,750

         Restricted Class B preferred stock, nonvoting, 430,000 shares
         authorized, 375,000 and 405,000 shares issued and outstanding                $375,000               $405,000
                                                                                      --------               --------
         Total mandatorily redeemable
            Class A and B preferred stock                                             $475,000               $658,750
                                                                                      ========               ========



5. NEW LEASES AND SALE-LEASEBACK TRANSACTIONS

  Beginning October 1, 1997, the Company entered into operating leases for equipment from First Southern Financial Corp., a Florida corporation controlled by the CEO and President. Under the terms of these leases, the Company is to pay First Southern Financial Corp. approximately $2,700 per month for the equipment. The Company at its option may purchase the equipment at cost with no penalty at any time during the leases which expire in 2002.

  On November 14, 1997, the Company entered into a $300,000 sale and leaseback transaction at net book value for equipment and leasehold improvements of one of the Popeyes store locations. The rent is approximately $5,200 per month for a term of seven years.

  On December 11, 1997, the Company entered into sale-leaseback transactions for the land and buildings of six Popeyes locations purchased in Baton Rouge, LA for approximately $3.7 million. The sale resulted in a net deferred gain of approximately $530,000, which is being amortized over the 20 year life of the leases.

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

6. OTHER NON-RECURRING, NON-OPERATING EXPENSES

  During the six months ended March 31, 1998, the Company recorded a charge of $411,584 for certain non-recurring and non-operating items. The Company has made certain estimates and judgements as to the impairment of certain assets and the probable exposure to certain liabilities. The detail of this charge is as follows:

      Accrual for certain liabilities                         $245,000
      Writeoff of receivables-non-operating                     63,522
      Writeoff of deposits-non-operating                        41,750
      Other, net                                                61,312
                                                              --------
             Total other expenses, net                        $411,584

  7.  TERRITORY RIGHTS

  In February 1998, the Company entered into an exclusive territory and development agreement with A.F.C. Enterprises, Inc., the franchisor, for developing Popeyes restaurants in Antigua, Trinidad/Tobago, St. Lucia and Guyana. Under this agreement the Company is to develop eleven stores in these countries. The Company paid $107,500 for these rights which is included in the the "other intangibles" caption on the balance sheet at March 31, 1998. These rights are being amortized over 20 years.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                     PART I

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

  RESULTS OF OPERATIONS

  THREE AND SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

  The table below represents selected financial data from the results of operations for the three and six months ended March 31, 1998 and 1997:

                                          THREE MONTHS      THREE MONTHS     SIX MONTHS        SIX MONTHS
                                          ENDED 3/31/98     ENDED 3/31/97    ENDED 3/31/98     ENDED 3/31/97
                                          -------------     -------------    -------------     -------------
             TOTAL REVENUES               $5,654,035        $3,623,963       $10,076,177       $7,117,913
             STORE LEVEL PROFIT           $718,854          $385,069         $1,285,952        $736,819
             NET INCOME                   $66,389           $31,718          $377,058          $41,531
             EPS                          $0.01             $0.00            $0.06             $0.01
             # OF STORES                  25                15               25                15


  For the three and six months ended March 31, 1998, the Company had total revenues of $5,654,035 and $10,076,177 compared to total revenues of $3,623,963 and $7,117,913 for the three and six months ended March 31, 1997. The increase in revenues was attributable to the Company's acquisition of one store in Fort Pierce, FL in September 1997, eight stores in Baton Rouge, LA on December 11th, 1997 and the addition of one new store opening in Homestead, FL in September 1997.

  The Company had an operating profit of $93,683 and $31,938 for the three and six months ended March 31, 1998 compared to operating profit of $23,671 and $26,379 for the three and six months ended March 31, 1997. The increase in operating profit is attributable to the increase in the year to date store level profit to $1,285,952 for the six months ended March 31, 1998, compared to $736,819 for the six months ended March 31, 1997. The increase was the result of increases in the number of stores (ten), television advertising and customer counts. However; this increase was offset by an increase in minimum wage rate, as well as an increase in general and administrative expenses related to the indirect costs of the recent acquisitions which were not capitalized. Additional personnel costs were incurred for the supervisors to train and assimilate the Company's procedures and system into the acquired stores, which contributed to the higher general and administrative costs. The Company's pretax net income for the three and six months ended March 31, 1998 was $102,963 and $577,498 compared to $31,718 and $41,531 for the three and six months ended March 31, 1997. The increase during this quarter was attributable to higher store level profit obtained from the acquired stores and improved operational efficiencies. The increase year to date was primarily attributable to the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulting in a pretax gain of $1,036,237. This gain was offset by non-recurring charges of $411,584. The net income after tax was equivalent to an earnings per share of $0.01 and $0.06 for the three and six months ended March 31, 1998 compared to a break-even per share and $0.01 for the three and six months ended March 31, 1997.

  The Company's general and administrative costs increased to $1,236,407 for the six months ended March 31, 1998 compared to $680,440 during the six months ended March 31, 1997. The increase was due to an increase in personnel costs for supervisors to train and assimilate the Company's procedures and system into the acquired stores, professional fees, business travel costs associated with potential acquisitions and indirect costs on recent acquisitions.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations for the six months ended March 31, 1998 was $755,412 compared to net cash used in operations of ($200,043) for the six months ended March 31, 1997.

  The increase in net cash provided by operating activities this period was primarily attributable to an add back of one-time non cash charges of $411,584 and by an increase in the accounts payable and accrued expenses of $752,012. This was offset by the gain on the sale of the Company's subsidiary, SBK Franchise, Systems, Inc. ("SBK"), for the non cash items received as consideration for this sale.

  At March 31, 1998, the Company had total current assets of $729,608 and total assets of $8,448,872 as compared to total current assets of approximately $458,904 and total assets of approximately $7,138,673 at September 30, 1997. The increase was primarily due to the sale of the Company's subsidiary, SBK, for which the Company received $100,000 in cash, a promissory note in the amount of $500,000 and common stock of the acquirer, valued at $500,000. In addition, the Company added approximately $700,000 in equipment from the purchase of the eight stores in Baton Roughs, LA.

  Net cash used in financing activities was ($309,874) for the six months ended March 31, 1998 as compared to net cash used by financing activity for the six months ended March 31, 1997 of ($43,937). The increase in cash used in financing activity was primarily the results of the Company's redemption of mandatorily redeemable class A and B preferred stock of $180,000 and the paying down of the Company's debt of $119,874.

  The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company.

  FUTURE GROWTH AND EXPANSION

  The Company intends to continue with its plan to acquire and build additional Popeyes Chicken and Biscuits restaurants as opportunities present themselves; however there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1997 annual 10-KSB/2A for further discussion on the Company's future growth and plans of expansion.

                   INTERFOODS OF AMERICA, INC.AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

  ITEM I.  LEGAL PROCEEDINGS

  As previously reported, James Byrd filed suit against the Company on November 20, 1997 and that suit was dismissed on April 9, 1998 for failure to serve the Company with process. On April 10, 1998, Mr. Byrd re-filed the suit against the Company and Mr. Berg (Orange County Circuit Court Case No 98-3082) and this time obtained service on the Company and Mr. Berg, with the exception that Mr. Byrd is no longer seeking injunctive relief, the suit is almost identical to the original suit that was dismissed. The Company has responded to the suit by filing a Motion to Dismiss the suit. The Company believes that the suit is without merit and intends to vigorously defend this action. In addition, the Company intends to file a counterclaim against Mr. Byrd.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  INTERFOODS OF AMERICA, INC.

  Date: May 11, 1998                     By: /S/ ROBERT S. BERG
                                             -----------------------------------
                                         Robert S. Berg, Chief Executive Officer

                                         By: /S/ STEVE M. WEMPLE
                                             ----------------------------------
                                         Steve M. Wemple, President

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

27.1                     Financial Data Schedule