Form 10QSB
period 1998-06-30
INTERFOODS OF AMERICA INC
filed 1998-09-04
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 1998

or

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

           9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156 A
                     Address of principal executive offices

Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 17, 1998 there were 5,565,548 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                           Page(s)

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                       at June 30, 1998 and September 30, 1997              1-2

                  Condensed Consolidated Statements of Operations
                       for the three and nine months ended
                       June 30, 1998 and 1997                                3

                  Condensed Consolidated Statements of Cash Flows
                       for the nine months ended June 30, 1998 and 1997     4-5

                  Notes to the Consolidated Financial Statements            6-8

         Item 2. Management's Discussion and Analysis                       9-10

Part II.   Other Information

         Item 1. Legal Proceedings                                           11

                  Signatures                                                 11

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1997

                                     ASSETS
                                                              June 30,     September 30,
                                                                  1998              1997
                                                                  ----              ----
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                 $40,951                $0
     Accounts receivable                                             0           115,742
     Inventories                                                80,788            66,271
     Prepaid expenses                                           48,374           111,991
     Note Receivable                                           500,000                 0
     Deferred tax assets                                             0           164,900
                                                           -----------     -------------
          Total current assets                                 670,113           458,904

Furniture, equipment and construction in progress, net       4,457,445         3,698,995

Other assets:
     Deposits                                                  367,919           331,122
     Investment in unaffiliated company                        500,000                 0
     Goodwill, net                                           2,445,671         2,475,701
     Other intangible assets, net                              255,715           147,677
     Due from affiliates                                             0            26,274
                                                           -----------     -------------
            Total assets                                    $8,696,863        $7,138,673
                                                           ===========     =============

                                    Continued

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1997

                                    Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

                                                              June 30,     September 30,
                                                                  1998              1997
                                                                  ----              ----
                                                           (Unaudited)
Current liabilities:
     Accounts payable and accrued expenses                  $2,009,603        $1,182,117
     Current portion of long term debt                         281,248           204,122
     Current portion of deferred income on
       sale-leaseback transactions                              48,349            19,844
                                                           -----------     -------------
          Total current liabilities                          2,339,200         1,406,083

Deferred income on sale and leaseback transactions, net        846,002           377,039
Long-term debt, net of current portion                       1,178,804         1,299,109
                                                           -----------     -------------
          Total liabilities                                  4,364,006         3,082,231
                                                           -----------     -------------

Mandatorily redeemable preferred stock class A and B           460,000           658,750
                                                           -----------     -------------

Stockholders' equity
     Common stock, 25,000,000 shares authorized at
         $.001 par value; 8,118,881 and 8,079,979
         shares issued and 5,565,548 and 5,526,646
         shares outstanding                                      8,119             8,080
     Additional paid-in capital                              4,224,962         4,197,189
     Retained earnings (deficit)                               368,044           (79,309)
     Treasury stock at cost, 2,553,333                        (728,268)         (728,268)
                                                           -----------     -------------
          Total stockholder's equity                         3,872,857         3,397,692
                                                           -----------     -------------
          Total liabilities and stockholders' equity        $8,696,863        $7,138,673
                                                           ===========     =============

                             See accompanying notes.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                       THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                      ENDED 6/30/98   ENDED 6/30/97   ENDED 6/30/98   ENDED 6/30/97
                                                      -------------   -------------   -------------   -------------
Revenues:
     Restaurant sales                                    $6,167,438      $3,431,552     $16,201,401     $10,413,932
     Royalties and fees                                           0          66,940          42,214         202,473
                                                      -------------   -------------   -------------   -------------
          Total revenues                                  6,167,438       3,498,492      16,243,615      10,616,405
                                                      -------------   -------------   -------------   -------------
Cost and expenses:
      Cost of sales-restaurant                            5,338,468       2,947,438      14,019,981       9,276,866
      Depreciation and amortization-
         restaurants                                         55,310          25,343         177,752          77,009
      General and administration                            627,859         450,369       1,851,160       1,130,809
      Depreciation and amortization                           1,872          15,000          19,479          45,000
                                                      -------------   -------------   -------------   -------------

         Operating profit                                   143,929          60,342         175,243          86,721

Other income (expense):
     Gain on sale of subsidiary                                   0               0       1,036,237               0
     Other income(expenses), net                              2,641               0        (385,714)              0
     Interest, net                                          (23,941)         33,186        (126,263)         48,337
                                                      -------------   -------------   -------------   -------------

Income before income tax provision                          122,629          93,528         699,503         135,058

Income tax provision                                         42,334               0         242,150               0
                                                      -------------   -------------   -------------   -------------

Net income                                                  $80,295         $93,528        $457,353        $135,058
                                                      =============   =============   =============   =============
Net earnings per share, basic and
diluted                                                       $0.01           $0.01           $0.08           $0.02
                                                      =============   =============   =============   =============

Weighted average shares
outstanding                                               5,681,554       6,602,195       5,681,554       7,129,174
                                                      =============   =============   =============   =============

                             See accompanying notes.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1998 and 1997

                                                                  1998              1997
                                                                  ----              ----
Cash flows from operating activities:
     Net income                                               $457,353          $135,058
     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                        197,231           122,009
          Gain on sale of subsidiary-SBK Franchise
               Systems, Inc.                                (1,036,237)                0
          Non-recurring charges                                411,584                 0
          Stock based compensation                              27,812                 0
          Gain on sale of property and equipment                     0          (100,000)
     Changes in assets and liabilities:
               Decrease (increase) in
                    accounts receivable                         52,220            (8,861)
               Decrease (increase) in deposits                 (78,547)           20,645
               Increase in inventories                         (14,517)          (11,933)
               Increase in accounts payable and
                    accrued expenses                           872,386           168,906
               Decrease (increase) in prepaid expenses           2,305            (4,408)
               Increase in deferred income                           0           100,000
                                                            ----------          --------
                    Net cash provided by
                         operating activities                  891,590           421,416
                                                            ----------          --------
Cash flows from investing activities:
     Capital expenditures                                     (685,234)         (313,532)
     Proceeds from sales of subsidiary-SBK                      90,000                 0
     Proceeds from sales of real estate                      3,830,517            48,353
     Acquisitions of restaurants                            (3,704,057)                0
     Acquisitions of intangibles                              (160,000)           17,535
     Due from affiliates                                        26,274           (53,792)
     Purchase of treasury stock                                      0           (35,000)
                                                            ----------          --------

                    Net cash used in investing activities     (602,460)         (336,436)
                                                            ----------          --------

Cash flows from financing activities:
     Repayment of long-term debt                              (200,587)          (46,080)
     Redemption of Class A Preferred Stock                    (150,000)                0
     Redemption of Class B Preferred Stock                     (45,000)          (10,000)
     Class A Preferred Stock dividend                          (10,000)          (15,750)
     Repayment of Notes Payable, Stockholders                        0           (13,150)
     Proceeds from line of credit                              157,408                 0
                                                            ----------          --------

                    Net cash used in financing activities     (248,179)          (84,980)
                                                            ----------          --------

                    Net increase in cash and
                         cash equivalents                       40,951                 0

Cash and cash equivalents:
     Beginning of period                                            $0                $0
                                                            ==========          ========
     End of period                                             $40,951                $0
                                                            ==========          ========

                                    Continued

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1998 and 1997

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

On May 15, 1998, the Company entered into a sale leaseback transaction for approximately $457,000 for a store in Baton Rouge,LA. There was no gain on the sale.

Supplemental disclosures of cash flow information:           1998           1997
                                                             ----           ----

                  Cash paid for taxes during the period  $      0        $     0
                                                         ========        =======
                  Interest paid during the period        $146,584        $23,374
                                                         ========        =======



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

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and nine month periods ended June 30, 1998 and 1997 and cash flows for each of the three and nine month periods ended June 30, 1998 and 1997. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year; furthermore, the Company had a significant gain form the sale of one of its subsidiaries during the nine months ended June 30, 1998, as well as certain accruals and writeoffs for specific balance sheet account items. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.       PURCHASE OF RESTAURANTS

         On December 11, 1997 the Company acquired eight Popeyes locations in Baton Rouge, LA for approximately $3.7 million. The transaction was accounted for as a purchase.

3.       SALE OF SUBSIDIARY

         On December 4, 1997, the Company sold its SBK Franchise Systems, Inc. subsidiary to JRECK Subs Inc. for $1.1 million. The purchase price consisted of $500,000 worth of JRECK's common stock, which represents less than 20% ownership of a public company, a $500,000 promissory note which bears interest at 7% and is due December 1998, and $100,000 in cash. The sale resulted in a pretax gain of approximately $1.0 million.

4.       MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK

                                                        JUNE 30,   SEPTEMBER 30,
                                                            1998            1997
                                                            ----            ----
         Restricted Class A preferred
         stock, nonvoting, 228,640 shares
         authorized, 57,160 and 142,900
         shares issued and outstanding,
         6% annual dividend                             $100,000        $253,750

         Restricted Class B preferred
         stock, nonvoting, 430,000
         shares authorized, 360,000
         and 405,000 shares issued
         and outstanding                                $360,000        $405,000
                                                        --------        --------
         Total mandatorily redeemable
            Class A and B preferred stock               $460,000        $658,750
                                                        ========        ========


5.       NEW LEASES AND SALE -LEASEBACK TRANSACTIONS

         On October 1, 1997, the Company entered into an operating lease for equipment from First Southern Financial Corp., a Florida corporation controlled by the CEO and President. Under the terms of the lease the Company is to pay First Southern Financial Corp. approximately $900 per month for the equipment. The Company at its option may purchase the equipment at cost with no penalty at any time during the lease which expires September 2002.

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

         On May 15, 1998, the Company entered into a sale-leaseback transaction for approximately $457,000 for one store in Baton Rouge, LA. There was no gain or loss on the sale.

6.       OTHER NON-RECURRING, NON-OPERATING EXPENSES

         During the nine months ended June 30, 1998, the Company recorded a charge of $411,584 for certain non-recurring and non-operating items. The Company has made certain estimates and judgements as to the impairment of certain assets and the probable exposure to certain liabilities. The detail of this charge is as follows:

         Accrual for certain liabilities                       $245,000
         Writeoff of receivables-non-operating                   63,522
         Writeoff of deposits-non-operating                      41,750
         Other, net                                              61,312
                                                               --------

                Total other expenses, net                      $411,584
                                                               ========

7.       TERRITORY RIGHTS

         In February 1998, the Company entered into an exclusive territory and development agreement with A.F.C. Enterprises, Inc., the franchisor, for developing Popeyes restaurants in Antigua, Trinidad/Tobago, St. Lucia and Guyana. Under this agreement the Company is to develop eleven stores in these countries. The Company paid $107,500 for these rights which is included in the the "other intangibles" caption on the balance sheet at June 30, 1998. These rights are being amortized over 20 years.

8.       NEW STORE DEVELOPMENT

         During the third quarter of 1998, the Company purchased two land parcels for $167,408 located in Fort Pierce, Florida and Birmingham, Alabama to begin construction of two new Popeyes stores.

9.       LINES OF CREDIT

         The Company obtain a line of credit for $300,000 during the quarter and currently has an outstanding balance of $157,408. This line of credit bears an interest rate of 8.5% and matures 12/20/98. These proceeds were used to purchase the two previously mentioned parcels of land. The Company also obtained a commitment on a construction line of credit for $2.2 million. Once the line is completed the Company intends to replenish the $300,000 line of credit for the land purchases.

10.      SUBSEQUENT EVENTS

         On July 6, 1998, the Company acquired five Popeye's Chicken and Biscuit restaurants in Pensacola, Florida for approximately $1.75 million cash and newly authorized restricted common stock.

         On July 6, 1998, the Company entered in a sale lease back for $1.75 million for two of those Popeyes stores located in Pensacola, Florida. The term of the leases is 20 years.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

         The table below represents selected financial data from the results of operations for the three and nine months ended June 30, 1998 and 1997:

                                          THREE MONTHS      THREE MONTHS     NINE MONTHS       NINE MONTHS
                                          ENDED 6/30/98     ENDED 6/30/97    ENDED 6/30/98     ENDED 6/30/97
                                          -------------     -------------    -------------     -------------
             TOTAL REVENUES               $6,167,438        $3,498,492       $16,243,615       $10,616,405
             STORE LEVEL PROFIT           $773,660          $525,710         $2,006,924        $1,262,530
             NET INCOME                   $80,295           $93,528          $457,353          $135,058
             EPS                          $0.01             $0.01            $0.08             $0.02
             # OF STORES                  25                15               25                15

         For the three and nine months ended June 30, 1998, the Company had total revenues of $6,167,438 and $16,243,615 compared to total revenues of $3,498,492 and $10,616,405 for the three and nine months ended June 30, 1997. The increase in revenues was attributable to the Company's acquisition of one store in Fort Pierce, FL in September 1997, eight stores in Baton Rouge, LA on December 11, 1997 and the addition of one new store opening in Homestead, FL in September 1997.

         The Company had an operating profit of $143,929 and $175,243 for the three and nine months ended June 30, 1998 compared to operating profit of $60,342 and $86,721 for the three and nine months ended June 30, 1997. The increase in operating profit is attributable to the increase in the year to date store level profit to $2,006,924 for the nine months ended June 30, 1998, compared to $1,262,530 for the nine months ended June 30, 1997. The increase was the result of increases in the number of stores, tv advertising and customer counts. However; this increase was offset by an increase in minimum wage, as well as an increase in general and administrative expenses related to the indirect costs of the recent acquisitions which were not capitalizable. Additional personnel costs were incurred for the supervisors to train and assimilate the Company's procedures and system into the acquired stores, which contributed to the higher general and administrative costs. The Company's pretax net income for the three and nine months ended June 30, 1998 was $122,629 and $699,503 compared to $93,528 and
         $135,058 for the three and nine months ended June 30, 1997. The increase was primarily attributable to the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulting in a pretax gain of $1,036,237. This gain was offset by non-recurring charges of $411,584. The net income after tax was equivalent to an earnings per share of $0.01 and $0.08 for the three and nine months ended June 30, 1998 compared to $0.01 and $0.02 earnings per share for the three and nine months ended June 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the nine months ended June 30, 1998 was $891,590 compared to $421,416 for the nine months ended June 30, 1997.

         The increase in net cash provided by operating activities this period was primarily attributable to an add back of one-time non cash charges of $411,584 and by an increase in the accounts payable and accrued expenses of $872,386. This was offset by the gain on the sale of the

         Company's subsidiary, SBK Franchise, Systems, Inc. ("SBK"), for the non cash items received as consideration for this sale.

         At June 30, 1998, the Company had total current assets of $670,113 and total assets of $8,696,863 as compared to total current assets of $458,904 and total assets of $7,138,673 at September 30, 1997. The increase was primarily due to the sale of the Company's subsidiary, SBK, for which the Company received $100,000 in cash, a promissory note in the amount of $500,000 and common stock of the acquired, valued at $500,000. In addition, the Company added approximately $700,000 in equipment from the purchase of the eight stores in Baton Rouge, LA. as well as the purchase of two land parcels for $157,408.

         Net cash used in financing activities was ($248,179) for the nine months ended June 30, 1998 as compared to net cash used by financing activity for the nine months ended June 30, 1997 of ($84,980). The increase in cash used in financing activity was primarily the result of the Company's redemption of mandatorily redeemable class A and B preferred stock of $195,000 and the paying down of the Company's debt of $200,587. Which was offset by the proceeds from the line of credit for $157,408.

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

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

         Previously, James Byrd, the former president and director of the Company filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. That suit was dismissed. Thereafter, Mr. Byrd filed a separate action for damages wherein he alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately of $130,000. This second suit was dismissed but Mr. Byrd filed an amended complaint to which there is a pending Motion to Dismiss. The Company believes that the suit is without merit and the Company will vigorously defend this action.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFOODS OF AMERICA, INC.

Date: July 17, 1998                     By: /s/ ROBERT S. BERG

                                        Robert S. Berg, Chief Executive Officer

                                        By: /s/ STEVE M. WEMPLE

                                        Steve M. Wemple, President

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
 27.1         Financial Data Schedule