Form 10KSB
period 1998-09-30
INTERFOODS OF AMERICA INC
filed 1999-01-26
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                 For the Fiscal Year Ended September 30, 1998


                        Commission File Number 000-21093


                           INTERFOODS OF AMERICA, INC.

       (Exact name of small business issuer as specified in its charter)



                      Nevada                        59-3356-011


          (State or Other Jurisdiction of      (IRS Employer Identification No.
          Incorporation or Organization)

         9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156

              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (305) 670-0746

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:


                          COMMON STOCK, $.001 PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $23,725,586

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 1998 was approximately $1,601,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

         There were 5,709,072 shares of the registrant's common stock outstanding as of September 30, 1998.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company"), is, through its wholly-owned subsidiary, Sailormen, Inc., a Florida corporation ("Sailormen"), a franchisee and operator of Popeye's/registered trademark/Chicken and Biscuits ("Popeye's") restaurants. The Company currently operates, pursuant to franchise agreements with AFC Enterprises, Inc. (the "Franchisor"), 30 Popeye's restaurants located in Florida, Alabama and Louisiana.

         The Company's headquarters is located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156. Its telephone number is (305) 670-0746.

HISTORY

         Until September 1996, the Company was known as Sobik's Subs, Inc. In May 1996, the Company acquired Sailormen from the Company's current Chief Executive Officer, Robert S. Berg, and President, Steven M. Wemple, for a total of 2,500,000 shares of the Company's common stock. At the time of the acquisition, Sailormen operated 11 Popeye's restaurants.

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

         In December, 1997, the Company sold Sobik's Restaurant Corp and SBK Franchise Systems, Inc. for total consideration valued at $1,100,000. Such consideration consisted of cash, a note and stock of the purchaser, JRECK Subs Group, Inc. These divestitures were made by the Management of the Company to streamline the Company's business operations and to focus its efforts on the expansion and development of its Popeye's franchises.

         Consistent with its decision to concentrate on the ownership and operation of its Popeye's restaurants, the Company consummated several acquisitions during fiscal 1997. In October 1996, the Company acquired four existing Popeye's restaurants in the Birmingham, Alabama market for consideration valued at $450,000, of which $50,000 was paid in cash and 228,640 shares of the Company's mandatory redeemable restricted Class A Preferred Stock, valued at $400,000. In September 1997, the Company acquired an existing Popeye's restaurant in Ft. Pierce, Florida for 338,983 shares of the Company's common stock valued at $400,000 and opened a new Popeye's Restaurant in Homestead, Florida.

         In December 1997 (Fiscal 1998), the Company acquired eight Popeye's restaurants in the Baton Rouge, Louisiana market, for approximately $3.7 million. Additionally, in February 1998, the Company entered into an exclusive territory and development agreement with A.F.C. Enterprises, Inc., the franchisor for developing Popeye's restaurants in Antigua, Trinidad/Tobago, St. Lucia and Guyana. Under this agreement the Company is to develop eleven stores in these countries. On July 6, 1998, the Company acquired five Popeye's Chicken and Biscuit restaurants in Pensacola, Florida for consideration valued at $1.8 million. Such consideration consisted of cash, newly issued restricted common stock and debt.

  OPERATIONS

         The Popeye's menu features unique spicy fried chicken, which each restaurant prepares daily on premises along with biscuits, which are served with the chicken entrees. In addition to its spicy fried chicken, the Popeye's menu contains up to 20-25 other items, including seasonal entrees, such as seafood dishes, and side items, such as red beans and rice, french fries, mashed potatoes with gravy, cole slaw, and Cajun rice. Similar to the chicken entrees, virtually all of these items are prepared fresh daily on the premises of each restaurant. The Popeye's menu is designed to appeal to a large cross-section of the population with particular concentration on the 18-49 age group. The Company's restaurants are generally open seven days a week, from 10:00 am to midnight, and serve lunch and dinner.

         A typical Popeye's restaurant operated by the Company employs a full time manager and at least one additional supervisory employee. Typically, all restaurant managers (and other representatives of the Company) are required to attend, at the Company's expense, training courses conducted by the Franchisor. This training program involves on-the-job training and an instructional class. Other restaurant employees are trained by the restaurant manager in accordance with the Company's and the Franchiser's guidelines.

         In 1998, there were 1,298 Popeye's units in operation worldwide, of which 1,072 were located in the United States. Popeye's ranks third world wide in the number of fast food fried chicken restaurants behind only KFC/registered trademark/and Church's. Average sales per unit for Popeye's/registered trademark/ located in the United States are estimated to be $763,000 annually.

BUSINESS STRATEGY

         The Company's business strategy is (1) to increase the level of sales at its currently owned Popeye's restaurants; and (2) expand by (a) locating and acquiring, at advantageous prices, existing Popeye's restaurants which management believes are underperforming and (b) developing new Popeye's restaurants in the Southeastern United States, and further exploring the possibility of expansion to the Caribbean Basin. There can be no assurance that the Company will be able to achieve all or any part of its business strategy (see "Risk Factors").

FRANCHISE AGREEMENT

         The Company franchises its Popeye's restaurants from the Franchisor. The Franchisor maintains its principal place of business at Six Concourse Parkway, Atlanta, Georgia 30328 and does business under its corporate name and under the trade names and service marks "Popeye's" and "Popeye's Chicken and Biscuits".

         Each of the Company's Popeye's restaurants is operated under a separate franchise agreement from the Franchisor. Retention of these franchise agreements is important to the success of the Company. The Company believes that its relationship with the Franchisor is satisfactory. The franchise agreements are for an initial term of 20 years and are renewable for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee, which is currently $25,000, and the execution of a renewal franchise agreement. The renewal franchise agreement may provide for increased royalties and advertising contributions, and may require the Company to remodel or re-equip its restaurants to meet the then current standards of the Franchisor. The Company is required to pay the Franchisor a royalty fee equal to 5% of the gross sales of each franchise restaurant. The franchise agreements require the Company to construct and operate its Popeye's restaurants in accordance with the detailed requirements of the Popeye's system.

         The flours, batters, seasonings, mixes, sauces, dressings, and meats, used to prepare Popeye's spicy chicken and other Popeye's menu items (the "Proprietary Products") are acquired from vendors approved by the Franchisor. The Company has an agreement with a distribution company approved by the Franchisor for the supply of food products, dry goods and related supplies. The Distribution Agreement commenced on March 8, 1996 and has a term of 10 years. It is renewable annually thereafter unless terminated with 60 days notice by either party.

         The Company's ability to maintain consistent quality depends in part upon its ability to acquire food products from reliable sources in accordance with the Franchiser's specifications. While the Company has not experienced any problems to date in acquiring such food products, there can be no assurance that such food products will be available in the future on terms acceptable to the Company.

 MARKETING AND ADVERTISING

         All Popeye's restaurants are required to contribute 3% of their weekly gross sales to the Popeye's Chicken & Biscuit Advertising Fund (the "Popeye's Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeye's Advertising Fund require that all contributions to the fund and earnings of the fund are utilized by the Franchisor exclusively for advertising and promotional activities for Popeye's restaurants. In most of its markets, the company voluntarily contributes in excess of 3%.

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

         The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes, eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted discount pricing strategies such as "value meals" and other marketing strategies. Such strategies could have an adverse effect upon the Company and could also negatively impact the Company's operating margins, should the Company elect to match competitors' price reductions. The principal bases of competition in the industry are food quality, speed of service, and price; but advertising, location, and attractiveness of facilities are also important. Popeye's competes with other national fried chicken chains such as KFC and Church's, as well as with all other national and regional quick-service restaurant chains. Some of these competitors have greater financial resources, larger advertising budgets and more national recognition than those of Popeye's.

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

EMPLOYEES

         As of September 30, 1998, the Company employed approximately 592 persons, on a full-time and part-time basis. Of these employees, 115 are employed as field management personnel and 11 are in corporate management and administration. None of the Company's employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases 3,788 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly lease expense for the offices is $4,893.00. The lease expires on October 31, 2003. These offices are used to administer all Company operations.

         The Company currently does not make any investments in real estate or interests in real estate, including real estate mortgages or securities issued by person's primarily engaged in real estate activities, and the Company does not intend to make such investments in the future. The Company anticipates that Company-owned restaurants will be established primarily in leased premises, but the Company may elect as an alternate to leasing, to periodically purchase land and buildings for new locations. To the extent that the purchase of a restaurant property or real estate is a requirement in connection with the acquisition of a particular franchise, the Company intends whenever possible, to subsequently enter into a sale and leaseback type transaction with respect to such restaurant properties or real estate. To date, all real estate sale-leaseback transactions have occurred with unaffiliated third party landlords.

         As of September 30, 1998, all of the 30 Popeye's restaurants operated by the Company were leased. The Company usually tailors the lease term according to the term of the franchise agreement. The monthly lease expense on leased properties ranges between $1,800 and $7,045. A total of two of the lower base rent leases may also contain additional payments to the lessor based upon a percentage of sales. As of September 30, 1998 the Company leased 18 restaurants in Florida, 4 in Alabama and 8 in Louisiana.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. The following table shows the quarterly high and low bid prices for calendar years 1996, 1997 and 1998 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.


          YEAR       PERIOD                        HIGH                  LOW
          ----       ------                        ----                  ---
          1996       First Quarter                $7.00                 $4.75

                     Second Quarter               $6.00                 $1.88

                     Third Quarter                $3.25                 $1.38

                     Fourth Quarter               $1.25                 $0.88

          1997       First Quarter                $1.38                 $0.56

                     Second Quarter               $1.44                 $0.69

                     Third Quarter                $1.75                 $0.81

                     Fourth Quarter               $0.87                 $0.56

          1998       First Quarter                $1.00                 $0.55

                     Second Quarter               $1.00                 $0.62

                     Third Quarter                $0.95                 $0.64

                     Fourth Quarter               $0.70                 $0.50


         At September 30, 1998 there were approximately 1200 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

         For the year ended September 30,1998 ("Fiscal 1998 "), The Company had total revenues of $23,725,586 compared to total revenue of $14,092,182 for the year ended September 30,1997 ("Fiscal 1997"). The increase in revenue was attributable to the Company' s acquisition of one store in Fort Pierce, Florida, in September 1997, eight stores in Baton Rogue, La. on December 11, 1997 and five stores in Pensacola, Florida on July 6, 1998 which was partially offset by a decrease in revenues associated with the sale of SBK Franchise Systems Inc. and Sobik's Restaurant Corp in the first quarter of Fiscal 1998.

         Cost of restaurant operations for Fiscal 1998 were $ 20,823,242, compared to $12,184,518 for Fiscal 1997. The increase was attributable to the number of stores, as well as the full year effect of the minimum wage increase during Fiscal 1997.

         General and administrative costs for Fiscal 1998 were $2,646,692, compared to $1,574,526 for Fiscal 1997. The increase is primarily attributable to expenses related to the indirect costs of the recent acquisitions which were not capitalized, additional expenses which were incurred for supervisors to train and assimilate the Company's procedures and systems into the acquired stores and additional office personal needed to handle the current growth and near term future growth.

         Operating loss of the Company was $22,070 for Fiscal 1998, compared to an operating profit of $145,448 for Fiscal 1997. Net loss for Fiscal 1998 was $156,657 compared to net income of $318,878 for Fiscal 1997. The decrease in operating profits and net income resulted from the increase in general and administrative expenses associated with the acquisition and opening of stores.

         Other income (expense) was primarily attributable to the sale of the Company's subsidiaries, SBK Franchise Systems Inc and Sobik's Restaurant Corporation for $1.1 million resulting in a pretax gain of $536,237, which comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirers common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck which extends the maturity date until June 30, 1999. The Company received an additional 100,000 shares of Jreck stock as an extension fee. Although management believes the note will be collected, the maker of the note is dependent upon an equity offering or positive results from the SBK assets sold to repay the note. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting pretax gain of $536,237 is included in other income. This gain was offset by non-recurring charges of $357,281 and interest expense of $199,448.

         During Fiscal 1998, the Company recorded an income tax provision of $114,095, which was primarily attributable to the utilization of net operating losses.

YEAR ENDED SEPTEMBER 30, 1997, COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

         For the year ended September 30, 1997 ("Fiscal 1997"), the Company had total revenues of $14,092,182 compared to total revenues of $6,298,074 for the year ended September 30, 1996 ("Fiscal 1996"). The increase in revenues was attributable to the inclusion of the revenues of Sailormen for a full fiscal year, combined with the revenues attributable to the five additional Popeye's restaurants, which were acquired, and the opening of a new Popeye's restaurant, during Fiscal 1997.

         Operating profit of the Company was $145,448 for Fiscal 1997, compared to an operating loss of ($351,791) for Fiscal 1996. Net income for Fiscal 1997 was $318,878, compared to a net loss of ($409,353) for Fiscal 1996. This increase in operating and net income resulted from increases in revenues, combined with a reduction in general and administrative expenses related to the consolidation of the Company's corporate offices to one location. Also contributing to the increase in net income was the realization of a deferred tax asset in the amount of $164,900 related to prior year net operating losses.

         Cost of restaurant operations for Fiscal 1997 were $12,184,518, compared to $4,210,732 for Fiscal 1996. The increase was attributable to the inclusion of costs for Sailormen for a full fiscal year, combined with the inclusion of costs relating to the Popeye's restaurants acquired during Fiscal 1997, as well as the costs associated with the new restaurant opened during the fiscal year. Also contributing to the increase in costs of sales was an increase in the minimum wage to $5.15 per hour during Fiscal 1997.

         General and administrative costs for Fiscal 1997 were $1,574,526, compared to $2,230,751 for Fiscal 1996. The decrease in general and administrative expenses was primarily attributable to the cost savings resulting from the consolidation of the Company's corporate offices.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for Fiscal 1998 was $1,152,891 compared to $135,566 for Fiscal 1997. The increase in operating cash flow was primarily attributable to the increase in the level of accounts payable of $1,433,688 compared to Fiscal 1997.

         At September 30, 1998, the Company had current assets of $1,785,778 and total assets of $11,357,543 compared to current assets of approximately $458,904 and total assets of approximately $7,138,673 at September 30, 1997. The increase in total assets resulted from the Company's acquisition of eight Popeye's restaurants in Baton Rogue, Louisiana and five Popeye's restaurant in Pensacola, Florida.

         Net cash provided by financing activities was $2,224,998 for Fiscal 1998 compared to net cash provided by financing activities for Fiscal 1997 of $483,866. The increase resulted primarilly from the proceeds from new debt of $3,147,262, which was offset by the reduction of existing debt of $547,397.

         The Company believes that cash generated from operations and availability on its existing lines of credit will be sufficient to fund its current operations for at least the next 12 months. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion during Fiscal 1998. However, there can be no assurance that the Company will be able to obtain such capital on terms acceptable to the Company.

         Net cash used in investing activities was $1,853,974 for Fiscal 1998 compared to $619,452 for Fiscal 1997. The increase is primarily attributable to increased capital expenditures during Fiscal 1998.

         During Fiscal 1998, the company completed sale-leaseback transactions with Franchise Finance Corporation of America ("FFCA"). In December 1998, the Company entered into a $3.7 million sale-leaseback with FFCA as it related to the acquisition of eight stores in Baton Rouge, La. In July 1998 the Company entered into a $1.65 million sale-leaseback with FFCA as it related to its acquisition of five stores in Pensacola, Florida.

         The Company will also own land on a short-term basis for the construction of new stores. After the store opens, the Company will sell the real estate under a formal sale-leaseback commitment. As of September 30, 1998 the Company had four stores in various stages of development under this type of arrangement. These futures stores are located in South Florida ( 3 ), and Birmingham, Alabama ( 1 ).

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure" which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing information about an entity's capital structure. The impact of adopting SFAS No. 129 in Fiscal 1998 was immaterial.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 31, 1997. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. This statement establishes standards to report and display comprehensive income and its components in a full set of general-purpose financial statements. The Company is not required to adopt SFAS No. 130 until Fiscal 1999 and anticipates that the impact of adopting SFAS No. 130 in Fiscal 1999 will not be material.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is not required to adopt SFAS No. 131 until Fiscal 1999 and anticipates that the impact of adopting SFAS No. 130 in Fiscal 1999 will not be material.

YEAR 2000 COMPUTER AND SOFTWARE ISSUES

         The Company has developed a Year 2000 compliance plan and completed a preliminary assessment of the Year 2000 issues, risks and exposures. An outside consultant has been contracted to review our current software and notification has been given to our outside software vendors of any problems. At present, new released software has been ordered which fixes all known Year 2000 problems. The cost of implementing this change is estimated to have an immaterial affect on our operations.

         Based on its preliminary assessment of the Year 2000 issues and considering its primary plan, management does not expect Year 2000 issues to have a material impact upon its business operations, or its financial condition or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         LIMITED MENU; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's Popeye's restaurants menu is comprised primarily of fried chicken and accompanying side dishes. Achieving consumer awareness and market acceptance of the Company's concepts, particularly as the Company seeks to open and expand into new markets, will require substantial effort and expenditures by the Company. A general decline in the sale of chicken products due to industry trends, change in consumer preferences, increased prices or other reasons would adversely impact the Company.

         The Company's future expansion plans are based upon Management's belief that the Popeye's concept will have significant market appeal in the markets in which the Company expects to enter. In the event the anticipated consumer acceptance of the Popeye's concept in these markets is not realized, the Company would be subject to a material adverse effect.

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

         GOVERNMENT REGULATION. The restaurant business is subject to extensive federal, state and local regulation relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, franchising, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. The failure to obtain or retain required licenses, or a substantial increase in the minimum wage rate, (which increases have been proposed and are currently pending) could adversely affect the quick service operations of the Company. The Company intends to explore the development of the Popeye's fast-food concept in certain international markets. The restaurant business in these markets is subject to extensive regulation relating to the development and operation of restaurants, including regulations relating to building requirements, preparation and sale of quick service, and laws governing the Company's relationship with its employees. Compliance with such regulations may result in the Company incurring significant expenses. Failure to obtain required licenses or to comply with applicable laws and regulations in such jurisdictions could adversely affect the operations of the Company's franchised restaurants in such jurisdictions.

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

         DEPENDENCE ON CONCEPTS. Because the Company develops Popeye's restaurants, a failure of the Popeye's concept to compete successfully in the quick service restaurant industry in the areas in which the Company operates Popeye's restaurants or in which the Company intends to develop new restaurants or acquire existing restaurants would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

         See the Financial Statements of the Company, which are attached hereto.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current executive officers and directors of the Company are, as follows:

        NAME                       AGE               POSITION
        ----                       ---               --------

  Robert S. Berg                   40           Chairman of the Board,
                                                Chief Executive Officer
                                                and Chief Financial Officer

  Steven M. Wemple                 47           President and Chief
                                                Operating Officer, Director

  Andrew J. Nichols                68           Director

  J.Russell Jones                  60           Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. The following sets forth-certain biographical information with respect to the directors and executive officers of the Company:

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

         J. Russell Jones has been a director of the Company since December 1997, at which time he sold eight Popeye's restaurants to the Company. Prior to becoming a director, Mr. Jones operated a total of nine Popeye's franchises in the greater Baton Rouge, Louisiana region for in excess of ten years.

         There are no family relationships among any of the executive officers or directors of the Company. With the exception of Mr. Berg, none of the executive officers or directors of the Company is subject to any legal proceedings.

ITEM 9. EXECUTIVE COMPENSATION

         Below is the aggregate annual remuneration of each of the executive officers of the Company. The Company's outside directors Messrs. Nichols and Jones are compensated for their services and receive shares of the Company's common stock valued at $1,000 per meeting.

CASH COMPENSATION

         The following table shows, for the two-year period ended September 30, 1997, the cash and other compensation paid to each of the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                       OPTION GRANTS IN LAST FISCAL YEAR


NAME AND                                             OTHER ANNUAL    OPTIONS/                          COMPEN-
PRINCIPAL POSITION         PERIOD   SALARY    BONUS  COMPENSATION     AWARDS      SAR'S(#)     LTIP    SATION
------------------         ------   ------    ------ ------------  ------------  ---------     ----    ------

Robert S. Berg              1998    $233,451   $  0   $4,187 (1)       $0           $0        $0        $0
 Chairman of the Board      1997    $226,018   $  0   $4,896 (1)       $0           $0        $0        $0
 Chief Executive Officer
 Chief Financial Officer


Steve M. Wemple             1998    $203,265   $  0   $4,337 (2)       $0           $0        $0        $0
President and Chief
Operating Officer,          1997    $196,326   $  0   $6,528 (2)       $0           $0        $0        $0
Director
------------------------------------------------------

(1) Represents premiums for health insurance.
(2) Represents premiums for health insurance.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1998 (a) by each person known to the Company to own beneficially more than 5% of any class of the Company's securities and (b) by each of the Company's officers and directors and by all officers and directors of the Company as a group. As of September 30,1998, there were 5,709,072 shares of Common Stock of the Company issued and outstanding. The address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.


NAME AND ADDRESS            SHARES OF RECORD AND             PERCENT
OF OWNER                    BENEFICIALLY OWNED               OF CLASS
----------------            --------------------             --------
Robert S. Berg                    1,674,583                    29.4%
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer

Steven M. Wemple                    919,584                    16.1%
President and Chief Operating
Officer, Director

Andrew J. Nichols                   542,500                     9.5%
Director

Kenneth Cramer                      388,000                     6.8%

All Officers and Directors
as a Group (3 persons)            3,136,667                    55.0%
                                  =========                    =====


ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc. ("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this section. In Fiscal Years 1998 and 1997, the Company paid $0 and $63,000 respectively, to Elk River for its services. In September 1997, the Company signed a twelve-month lease agreement providing for the Company's exclusive use of Elk River's sole aircraft at a monthly rental of approximately $33,000 plus operating costs including insurance, repairs, maintenance and pilot costs. Upon signing the lease the Company gave Elk River a refundable security deposit of approximately $160,000. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in several states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of October 1,1998 the company has a new agreement with Elk River. The company is charged the market rate of a flat $1,100 per hour of usage, on an as needed basis. The company is not responsible for any other operating expenses of the plane.

         During April 1997, in connection with Messrs. Byrd and Kaufman retiring from the Board of Directors the Company purchased the majority of their common shares held. Mr. Byrd sold to the Company 1,030,000 shares of the Company's common stock for 430,000 shares of the company's mandatory redeemable preferred Class B stock, redeemable monthly for $5,000 per month. The Company has the right of first refusal to purchase the 200,000 common shares that Mr. Byrd retained. Mr. Kaufman sold all the Company's common shares he held, 1,150,000, to the company for $208,000 cash.

         The Company leases equipment from First Southern Financial Corp., a Florida corporation controlled by Messrs. Berg and Wemple. Currently, the Company is paying First Southern financial Corp. the sum of approximately $900 per month for the equipment. In association with the refinancing of its debt, the Company purchased all leased equipment from First Southern Financial Corporation and terminated all its leases.

         On December 11, 1997, the Company entered into a lease agreement controlled by J. Russell Jones, a Director of the Company, for a Popeye's restaurant located in Baton Rouge, Louisiana. The lease is a long-term lease with a purchase option. The Company purchased and sold, in a sale-leaseback transaction, the restaurant's property and thereby terminated such lease.

         ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

            The following list describes the exhibits filed as part of this Form 10-KSB

         EXHIBIT NUMBER

         3.1 Articles of Incorporation of Sobik's Subs, Inc. dated May 13, 1994 (1)

         3.2    By-Laws of Sobiik's Subs, Inc. dated May 13,1994 (1)

         4.1    Specimen of Common Stock Certificate (2)

         9.1    Shareholders Voting Agreement dated April 17,1996 (1)

        10.1 Form of Company Franchise Agreement , including the Addendum to Franchise Agreement. (1)

        10.2    Trademark Licensing Agreement dated March 1, 1993 (1)

        10.3 Franchise Agreement between SBK Franchise Systems. Inc and Sailormen, Inc dated March 2, 1995 (1)

        10.4 Exclusive Trademark Licensing Agreements between Sobik's, Sandwich Shops, Inc, and SBK Franchise Systems, Inc. dated March 1, 1993

        10.5 Agreement and Plan of Reorganization between Sobik's Subs, Inc. and Sailormen, Inc dated January 22, 1996. (1).

        10.6    List of Sobik's Subs Franchisees. (1)

        10.7 Exchange Agreement between FD Chemicals, Inc. and SBK Franchise Systems, Inc. dated June 19. 1995. (1)

        10.8 Agreement between Robert S. Berg, Steven M. Wemple, James S. Byrd, Norman Kaufman and Sobik's Subs, Inc dated June 25, 1996.
                (1)

        21.1     Subsidiaries  of Sobik's Subs, Inc (1)

         -------------------------------------------------------

         (1) Incorporated herein by reference to Form 10-KBS under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, on this 15 day of January, 1999, thereunto duly authorized.

                                  INTERFOODS OF AMERICA, INC.
                                  (Registrant)

                                  STEVEN WEMPLE
                                  By: STEVEN WEMPLE

                                  Steven Wemple, President

         In accordance with the Exchange Act, this report has been signed below by thefollowing persons on behalf of the Registrant and the capacities on the dates indicated:


     SIGNATURE                               TITLE                                 DATE

ROBERT S. BERG                 Director, Chairman of the Board                    1/15/99
                                    Chief Executive Officer

STEVEN M. WEMPLE               Director, President, Chief Operating               1/15/99
                                 Officer, Secretary and Treasurer


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    PAGES
                                                                    -----
Report of Independent Certified Public Accountants                  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets                                    F-3-4

     Consolidated Statements of Income                              F-5

     Consolidated Statements of Stockholders' Equity                F-6

     Consolidated Statements of Cash Flows                          F-7-8

Notes to Consolidated Financial Statements                          F-9-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
    Interfoods of America, Inc.:

We have audited the accompanying consolidated balance sheets of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. and subsidiaries, as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    December 4, 1998.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                   ASSETS                                             1998                   1997
                                   ------                                         --------------         --------------
Current assets:
    Cash and cash equivalents                                                     $    1,523,915         $       -
    Accounts receivable                                                                   42,118                115,742
    Inventories                                                                          120,396                 66,271
    Prepaid expenses                                                                      48,544                111,991
    Deferred tax asset                                                                    50,805                164,900
                                                                                  --------------         --------------
          Total current assets                                                         1,785,778                458,904
                                                                                  --------------         --------------

Furniture, equipment and construction
    in progress, net                                                                   6,077,343              3,698,995
                                                                                  --------------         --------------

Other assets:
    Deposits                                                                             272,012                331,122
    Goodwill, less accumulated amortization of
      $152,824 and $88,809 in 1998 and 1997                                            2,442,527              2,475,701
    Other intangible assets, less accumulated
      amortization of $196,610 and $181,200 in
      1998 and 1997                                                                      171,266                147,677
    Investment in JRECK                                                                  400,000                 -
    Debt issuance costs                                                                  101,117                 -
    Other assets                                                                         107,500                 -
    Due from affiliates                                                                  -                       26,274
                                                                                  --------------         --------------
          Total other assets                                                           3,494,422              2,980,774
                                                                                  --------------         --------------
          Total assets                                                            $   11,357,543         $    7,138,673
                                                                                  ==============         ==============

                                   (Continued)



                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                   (Continued)

                                                                                      1998                   1997
                                                                                  -------------         ---------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable and accrued expenses                                         $    2,665,805         $    1,182,117
    Current portion of long-term debt                                                    390,399                204,122
    Current portion of deferred income on
      sale - leaseback transactions                                                       41,894                 19,844
                                                                                  --------------         --------------
          Total current liabilities                                                    3,098,098              1,406,083

Long-term debt, net of current portion                                                 3,712,697              1,299,109
Deferred income on sale - leaseback transactions,
    net of current portion                                                               795,993                377,039
                                                                                  --------------         --------------
          Total liabilities                                                            7,606,788              3,082,231
                                                                                  --------------         --------------

Mandatorily redeemable preferred stock:
    Restricted Class A stock, nonvoting, 228,640
      shares authorized, 28,580 and 142,900 shares
      issued and outstanding in 1998 and 1997,
      6% annual dividend                                                                  50,000                253,750
                                                                                  --------------         --------------

    Restricted Class B stock, nonvoting, 430,000 shares
      authorized, 345,000 and 405,000 shares issued and
      outstanding in 1998 and 1997                                                       345,000                405,000
                                                                                  --------------         --------------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Common stock, 25,000,000 shares authorized
      at $.001 par value; 8,262,405 and 8,079,979
      shares issued in 1998 and 1997 and
      5,709,072 and 5,526,646 shares outstanding
      in 1998 and 1997                                                                     8,262                  8,080
    Additional paid-in capital                                                         4,321,727              4,197,189
    Accumulated deficit                                                                 (245,966)               (79,309)
    Treasury stock, at cost, 2,553,333 shares                                           (728,268)              (728,268)
                                                                                  --------------         --------------
          Total stockholders' equity                                                   3,355,755              3,397,692
                                                                                  --------------         --------------

          Total liabilities and stockholders' equity                              $   11,357,543         $    7,138,673
                                                                                  ==============         ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                        1998               1997
                                                                                   --------------      --------------
Revenues:
    Restaurant sales                                                               $    23,683,372     $   13,830,499
    Royalties and fees                                                                      42,214            261,683
                                                                                   ---------------     --------------
          Total revenues                                                                23,725,586         14,092,182
                                                                                   ---------------     --------------

Costs and operating expenses:
    Cost of restaurant operations                                                       20,823,242         12,184,518
    General and administrative expenses                                                  2,646,692          1,574,526
    Depreciation and amortization                                                          277,722            187,690
                                                                                   ---------------     --------------
          Total cost and expenses                                                       23,747,656         13,946,734
                                                                                   ---------------     --------------

          Operating profit (loss)                                                          (22,070)           145,448
                                                                                   ---------------     --------------

Other income (expense):
    Other income                                                                           536,237             62,821
    Interest expense                                                                      (199,448)           (54,291)
    Other expense                                                                         (357,281)           -
                                                                                   ---------------     --------------
          Total other income (expense)                                                     (20,492)             8,530
                                                                                   ---------------     --------------

          Income (loss) before income tax (provision) benefit                              (42,562)           153,978

Income tax (provision) benefit                                                            (114,095)           164,900
                                                                                   ---------------     --------------

          Net income (loss)                                                        $      (156,657)    $      318,878
                                                                                   ===============     ==============

Net income per share - basic and diluted, less
    preferred stock dividends of $10,000 and
    $21,500, in 1998 and 1997                                                      $        (0.03)     $         0.05
                                                                                   ==============      ==============

Weighted average shares outstanding:

    Basic and diluted                                                                    5,597,366          6,585,953
                                                                                   ===============     ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                      Common Stock            Additional
                                            -----------------------------       Paid-in           Accumulated
                                                Shares            Amount        Capital             Deficit
                                            --------------      ---------     -------------      ------------
BALANCE, SEPTEMBER 30, 1996                      7,740,996      $   7,741     $   3,797,528      $  (376,687)

    Net income                                     -                 -              -                318,878

    Preferred stock - class A dividend             -                 -              -                (21,500)

    Purchase of treasury stock                     -                 -              -                  -

    Common stock issued                            338,983            339           399,661            -
                                             -------------      ---------     -------------      -----------

BALANCE, SEPTEMBER 30, 1997                      8,079,979          8,080         4,197,189          (79,309)

    Net loss                                       -                 -              -               (156,657)

    Preferred stock - Class A dividend             -                 -              -                (10,000)

    Common stock issued in acquisition             142,857            143            99,857            -

    Common stock issued to employees
      and board of directors                        39,569             39            24,681            -
                                             -------------      ---------     -------------      -----------

BALANCE, SEPTEMBER 30, 1998                      8,262,405      $   8,262     $   4,321,727      $  (245,966)
                                             =============      =========     =============      ===========


                                              Treasury
                                                Stock           Total
                                              -----------   ----------------

BALANCE, SEPTEMBER 30, 1996                  $   (65,268)   $    3,363,314

    Net income                                     -               318,878

    Preferred stock - class A dividend             -               (21,500)

    Purchase of treasury stock                  (663,000)         (663,000)

    Common stock issued                            -               400,000
                                             -----------    --------------

BALANCE, SEPTEMBER 30, 1997                     (728,268)        3,397,692

    Net loss                                       -              (156,657)

    Preferred stock - Class A dividend             -               (10,000)

    Common stock issued in acquisition             -               100,000

    Common stock issued to employees
      and board of directors                       -                24,720
                                             -----------    --------------

BALANCE, SEPTEMBER 30, 1998                  $  (728,268)   $    3,355,755
                                             ===========    ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                 1998                   1997
                                                                            --------------         --------------
Cash flows from operating activities:
    Net income (loss)                                                        $     (156,657)        $      318,878
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities-
        Depreciation and amortization                                               277,722                187,690
        Common stock issued to employees and board of directors                      24,720                 -
        Deferred income tax expense (benefit)                                       114,095               (164,900)
        Amortization of deferred income                                             (88,996)                -
        Gain on sale of subsidiary                                                 (536,237)                -
        Changes in assets and liabilities:
          Accounts receivable                                                        73,624                (22,632)
          Inventories                                                                (4,125)               (27,325)
          Prepaid expenses                                                           63,447                (81,284)
          Deposits                                                                   59,110               (245,635)
          Other assets                                                             (107,500)                -
          Accounts payable and accrued expenses                                   1,433,688                170,774
                                                                             --------------         --------------
                  Net cash provided by operating activities                       1,152,891                135,566
                                                                             --------------         --------------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                              (5,350,000)               (50,000)
    Proceeds from sale/leaseback                                                  5,130,000                425,000
    Capital expenditures                                                         (1,881,485)              (963,654)
    Proceeds from sale of SBK                                                       136,237                 -
    Proceeds from sale of equipment                                                  85,000                 -
    Acquisition of other intangible assets                                           -                     (59,302)
    Due from affiliates                                                              26,274                 28,504
                                                                             --------------         --------------
                  Net cash used in investing activities                          (1,853,974)              (619,452)
                                                                             --------------         --------------

Cash flows from financing activities:
    Proceeds from long-term debt                                                  3,147,262              1,343,594
    Repayment of long-term debt                                                    (547,397)              (420,808)
    Repayment of notes payable to stockholders                                       -                     (13,150)
    Purchase of treasury stock                                                       -                    (233,000)
    Redemption of Restricted Class A Preferred stock                               (203,750)              (150,000)
    Redemption of Restricted Class B Preferred stock                                (60,000)               (25,000)
    Preferred stock - Class A dividend                                              (10,000)               (17,750)
    Debt issuance costs                                                            (101,117)                -
                                                                             --------------         --------------
                  Net cash provided by financing activities                       2,224,998                483,886
                                                                             --------------         --------------
                  Net increase in cash and cash equivalents                       1,523,915                 -

Cash and cash equivalents:
    Beginning of period                                                              -                      -
                                                                             --------------         --------------
    End of period                                                            $    1,523,915         $       -
                                                                             ==============         ==============

                                   (Continued)


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Continued)

                                                                                 1998                   1997
                                                                             --------------         --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Interest paid                                                          $      188,445         $      122,572
                                                                             ==============         ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
      Net assets and assumed certain liabilities of
        acquired businesses-
          Total assets                                                       $    5,500,000         $      400,000
          Total liabilities assumed                                                 (50,000)                -
          Amount paid through issuance of equity                                   (100,000)              (350,000)
                                                                             --------------         --------------


          Net cash paid                                                      $    5,350,000         $       50,000
                                                                             ==============         ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

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

         SBK was engaged in franchise sales of a system of business of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs." The Company sold SBK and Restaurant in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck which extends the maturity date until June 30, 1999. The Company received an additional 100,000 shares of Jreck stock as an extension fee. Although management believes the note will be collected, the maker of the note is dependent upon an equity offering or positive results from the SBK assets sold to repay the note. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. Every six months, the Company redeems one-fith of the $500,000 worth of the acquirer's common stock. As of September 30, 1998, $100,000 has been received by the Company. The resulting net gain of $536,237 is included in other income in the accompanying 1998 statement of operations.

     CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. There were no cash equivalents at September 30, 1998 and 1997.

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of restaurant food items.

     REVENUE RECOGNITION

Restaurant sales are recognized at time of sale and delivery product to the customer. Prior to the Company's sale of SBK and Restaurant in December, SBK and Restaurant received initial franchise fees, transfer fees and royalties. Initial franchise fees and transfer fees were recognized as income when substantially all services and conditions relating to the sale of the franchise had been performed or satisfied, which occurs when the franchised restaurant commences operations. Royalties were based upon a percentage of the franchise's gross sales and were recognized as income when the fees were earned and became receivable and collectible.

     FURNITURE AND EQUIPMENT

Furniture and equipment acquired in exchange for restricted common stock is recorded at the fair market value of the assets acquired.

All other property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

          Leasehold improvements           Lesser of 20 years or life of lease
          Furniture and equipment          5 - 20 years

     START-UP COSTS

The Company capitalizes costs relating to new restaurant start-up activities. Such costs include training and labor costs prior to opening a new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities", which requires the write-off of all previously capitalized start-up costs. The effective date of SOP 98-5 is for fiscal years beginning after December 15, 1998. The Company is not required to adopt SOP 98-5 until Fiscal 1999. Upon adoption in Fiscal 1999, the Company expects the write-off to be approximately $100,000, which reported as a cumulative change in accounting principle in the Company's Fiscal 1999 financial statements. As of September 30, 1998, the Company has capitalized start-up costs of approximately $100,000.

     INTANGIBLE ASSETS

Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other intangible assets are recorded at cost and consist of franchise rights which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years and may be extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition.

If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment was present at September 30, 1998.

     DEBT ISSUANCE COSTS

The costs of obtaining financing are included in the accompanying balance sheets as deferred financing costs and are being amortized over the initial term of the loan to which such costs relate.

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

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     DISCLOSURES ABOUT FAIR VALUES
     OF FINANCIAL STATEMENTS

The carrying amounts of cash, accounts receivable, note receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of debt and mandatorily redeemable restricted preferred stock approximates the carrying value of such accounts.

     NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share assumes the maximum dilutive effect from stock options and warrants and other potential dilutive securities. For all periods presented, basic and diluted net income per share are the same. The Company currently does not have any stock options or warrants outstanding.

     NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure" which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing of information about an entity's capital structure. The impact of adopting SFAS No. 129 in Fiscal 1998 was immaterial.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 31, 1997. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company is not required to adopt SFAS No. 130 until Fiscal 1999 and anticipates that the impact of adopting SFAS No. 130 in Fiscal 1999 will not be material.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is not required to adopt SFAS No. 131 until Fiscal 1999 and anticipates that the impact of adopting SFAS No. 131 in Fiscal 1999 will not be material.

2.   ACQUISITIONS

In October 1996, Interfoods acquired the assets of a company which operated four "Popeye's/registered trademark/'s Chicken and Biscuits" restaurants in Birmingham, Alabama. The pre-acquisition results of operations and financial position of the acquired assets was not material. The purchase price consisted of $50,000 cash and 228,640 shares of the Company's mandatorily redeemable Restricted Class A preferred stock. The preferred shares are convertible into common shares, at the shareholder's election, in equal amounts over a period of eight quarters beginning three months from date of acquisition; or are required to be redeemed at a rate of $50,000 per quarter. The preferred shares have no voting rights until converted to common stock, and are entitled to an annual dividend of 6%. As of September 30, 1998, 200,060 shares of mandatorily redeemable Restricted Class A preferred stock have been redeemed for $350,000. All redeemable Restricted Class A preferred stock was redeemed by December 1998.

The Company made two acquisitions during Fiscal 1998. Consideration for these acquisitions has consisted of cash and Company common stock. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses have been included in the Company's consolidated statement of operations since the date of each respective acquisition.

The following table sets forth businesses acquired during 1998 and the consideration paid:

                                             Date of                  Total
              Name of Business             Acquisition            Consideration
        ---------------------------     -------------------    -----------------
                                                                 (In Thousands)

        R. Jones Enterprise, Inc.        December 11, 1997          $    3,700
        TSW Foods, Inc.                  July 6, 1998                    1,800
                                                                    ----------
                                                                    $    5,500
                                                                    ==========

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

        Assets, including cash                                    $       5,470
        Other intangibles                                                    30
        Liabilities assumed                                                  50

The following table sets forth the unaudited pro forma consolidated results of operations for the year ended September 30, 1998 giving effect to the above acquisitions as if such acquisitions had occurred on October 1, 1997 (in thousands, except per share data):

        Revenue                                                   $      32,766
        Net income                                                         (148)
        Basic and diluted earnings per share                      $       (.03)

The above unaudited pro forma consolidated results are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the Company been in existence and had the acquisitions been consummated on October 1, 1997, nor are they necessarily indicative of results which will be reported in the future.

3.   FURNITURE, EQUIPMENT AND CONSTRUCTION IN PROGRESS

Furniture, equipment and construction in progress consist of the following at September 30:

                                               1998                 1997
                                           --------------     --------------

       Leasehold improvements              $    1,852,282     $      959,022
       Furniture and equipment                  4,060,483          2,534,273
       Construction in progress                   710,629            494,787
                                           --------------     --------------
                                                6,623,394          3,988,082
       Less - accumulated depreciation
                and amortization                 (546,051)          (289,087)
                                           --------------     --------------
                                           $    6,077,343     $    3,698,995
                                           ==============     ==============

4.   PREPAID EXPENSES

Prepaid expenses consist of the following at September 30:

                                                 1998                1997
                                           --------------     --------------
       Insurance                           $       21,959     $       18,086
       Marketing                                   -                  35,841
       Other                                       26,585             58,064
                                           --------------     --------------
                Total prepaid expenses     $       48,544     $      111,991
                                           ==============     ==============

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30:

                                                  1998                1997

       Accounts payable                    $    1,614,943     $      754,020
       Bank overdraft                                -               179,985
       Payroll                                    209,290            117,531
       Accrued property taxes                     155,834             91,263
       Accrued payroll taxes,
           penalties and interest                 300,788             -
       Other                                      384,950             39,318
                                           --------------     --------------
                Total accounts payable and
                   accrued expenses        $    2,665,805     $    1,182,117
                                           ==============     ==============

6.   LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                                                 1998                    1997
                                                                         ------------------         --------------
     Note payable to a financial institution, payable
     in monthly installments of $17,996 including
     fixed interest at 10.75%. The note matures in
     July 2007. Secured by substantially all Company assets.                 $   1,221,388          $   1,308,047

     Unsecured note payable to a financial institution,
     due in monthly  installments of $6,295, including
     interest at 7.5% through July 1998.                                           -                       53,455

     Unsecured note payable to a company, due in
     monthly installments of $4,000, including
     imputed interest at 8% through October 1998.                                  -                       47,000

     Unsecured note payable to a financial institution,
     due in monthly installments of $2,000, including
     interest at 12% through March 2001.                                           -                       94,729

     Notes payable to a financial institution, due in
     monthly installments totaling $26,584 including
     interest at 8.68% through October 2013. Secured
     by substantially all Company assets.                                        2,671,000                  -

     Annual lines of credit with a financial institution
     for borrowings of $2,500,000. Interest is payable
     monthly at 8.5% and 9.5% with principal balance
     due December 20, 1998 and May 22, 1999,
     respectively, subject to annual renewal approval
     by the financial institution. Secured by
     substantially all Company assets.                                             210,708                  -
                                                                             -------------          -------------

                                                                                 4,103,096              1,503,231

     Less - current portion                                                       (390,399)              (204,122)
                                                                             -------------          -------------

     Long-term debt                                                          $   3,712,697          $   1,299,109
                                                                             =============          =============

Annual maturities of long-term debt as of September 30, 1998 are as follows:

       1999                                  $       390,399
       2000                                          197,935
       2001                                          218,054
       2002                                          240,247
       2003                                          264,724
       Thereafter                                  2,791,737
                                             ---------------
                                             $     4,103,096
                                             ===============

7.   COMMON AND PREFERRED STOCK

On June 2, 1994, the Company purchased 333,333 shares of its common stock from a stockholder at a total cost of $50,268, which are being held as treasury stock at September 30, 1998 and 1997.

During June, August and September of 1996, a total of 15,000 shares of the Company's common stock were redeemed for $15,000 which are being held as treasury stock at September 30, 1998 and 1997.

On April 22, 1997, the Company purchased 1,030,000 shares of its common stock from a former director in exchange for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock, which are redeemable monthly at a rate of 5,000 shares for $5,000 per month for 86 months. During the years ended September 30, 1998 and 1997, the Company redeemed 60,000 and 25,000, respectively, of these preferred shares for $60,000 and $25,000, respectively.

During the year ended September 30, 1997, the Company repurchased an additional 25,000 shares of its common stock from the same former director for $25,000 which are being held as treasury stock at September 30, 1998 and 1997.

During the year ended September 30, 1997, the Company purchased 1,150,000 shares of its common stock from a former director for $208,000 which are being held as treasury stock at September 30, 1998 and 1997.

See Note 2 for the terms and conditions of the Company's mandatorily redeemable Restricted Class A preferred stock.

During 1998, the Company issued 5,731 shares of common stock to its board of directors. Also in 1998, the Company issued 33,838 shares of common stock to its employees as bonuses. Compensation expense of $24,720 was recorded in connection with these issuances.

8.   RELATED PARTY TRANSACTIONS

Amounts due from affiliates at September 30, 1997 represent non-interest bearing advances made primarily to certain entities controlled by the principal stockholders of the Company. The amounts relate to bookkeeping services provided for the apartment building owned by the CEO and President.

On September 8, 1997, the Company entered into an aircraft lease agreement with Elk River Aviation, Inc., an affiliate controlled by the Company's CEO and President. The lease term was for a 12-month period beginning October 1, 1997 and was terminated early on September 1, 1998. Monthly rental was $33,066, plus 6.5% tax. Under the terms of the lease, the Company was required to pay all operating costs and maintain certain minimum insurance coverages on the aircraft. Prior to September 8, 1997 and since October 1, 1998, when the lease term expired, the Company leased an aircraft on a periodic basis and incurred rent expense of approximately $0 and $63,000 in 1998 and 1997, respectively. The lease and periodic use of an aircraft requires a deposit of $160,438 which is included in deposits in the accompanying consolidated balance sheet as of September 30, 1998 and 1997.

The Company leases equipment from First Southern Financial Corp., a Florida corporation controlled by Messrs. Berg and Wemple. Currently, the Company is paying First Southern Financial Corp. the sum of approximately $900 per month for the equipment. In association with the refinancing of its debt, the Company purchased all leased equipment from First Southern Financial Corporation and terminated all its leases.

On December 11, 1997, the Company entered into a lease agreement controlled by
J. Russell Jones, a Director of the Company, for a Popeye's restaurant located in Baton Rouge, Louisiana. The lease is a long-term lease with a purchase option. The Company purchased and sold, in a sale-leaseback transaction, the restaurant's property and thereby terminated such lease.


9.   INCOME TAXES

The components of the (provision) benefit for federal income taxes for 1998 and 1997 are as follows:

                                              1998                1997
                                           -------------      -------------

       Current                             $     -            $      -
       Deferred                                 (114,095)           164,900
                                           -------------      -------------
                                           $    (114,095)     $     164,900
                                           =============      =============

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below:

                                               1998                1997
                                           --------------     --------------
       Depreciation and amortization
           differences                     $     (152,559)    $       -
       Gain deferred for book purposes            164,715             -
       Other                                       (1,956)            -
       Net operating loss carryforward             40,605            164,900
                                           --------------     --------------
       Net deferred income tax asset       $       50,805     $      164,900
                                           ==============     ==============

At September 30, 1998 and 1997, the Company had net operating loss carryforwards available to offset taxable income and tax liabilities of approximately $119,400 and $485,000, respectively.

The effective income tax provision on pre-tax income differed from the (provision) benefit computed at the U.S. Federal statutory rate for the following reasons:

                                                  1998                1997
                                              -------------      -------------
       Provision computed at Federal
           statutory rate of 34%              $       14,471     $      (52,370)
       Utilization of net operating losses          (124,295)            -
       Other                                          (4,271)             7,270
       Change in valuation allowance                 -                  210,000
                                              --------------     --------------
                                              $     (114,095)    $      164,900
                                              ==============     ==============

10.  COMMITMENTS AND CONTINGENCIES

     a.  Office and Store Leases

During September 1996, under a sale - leaseback agreement, the Company sold five owned stores (land and buildings) for $2,230,000 and leased them back under twenty-year operating lease agreements. The transactions resulted in a total gain of $309,741 which has been deferred and is being amortized over the twenty-year lease terms. Proceeds from the sale were used to pay off existing notes payable and other current liabilities. During December 1996, under a sale-leaseback agreement, the Company sold an owned store for $425,000 and leased the store back under a twenty-year operating lease. The transaction has resulted in a gain of $100,000, which has been deferred and is being amortized over the twenty-year lease term.

During December 1997, under a sale - leaseback agreement, the Company sold eight owned stores (land and buildings) for approximately $3,700,000 and leased them back under twenty-year operating lease agreements. The transactions resulted in a gain of approximately $530,000 and is being amortized over the twenty-year lease term. During July 1998, under a sale and leaseback agreement, the Company sold two owned stores (land and buildings) for $1,650,000 and leased them back under twenty-year operating lease agreements.

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 1998, are as follows:

       1999                                $     1,630,698
       2000                                      1,601,544
       2001                                      1,537,815
       2002                                      1,547,969
       2003                                      1,481,810
       Thereafter                               16,289,781
                                           ---------------
                                           $    24,089,617
                                           ===============

Rent expense for the years ended September 30, 1998 and 1997 was $1,511,228 and $878,662, respectively.

     b.  Litigation

In November 1997, the former chairman of the board of the Company filed suit against the Company and the current chairman of the board and chief executive of the Company for an injunction and damages resulting from an alleged breach of contract by the Company. The suit alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. The Company believes the resolution of this matter will not materially impact its financial position or results of operations.

11.  SUBSEQUENT EVENTS

On October 19, 1998, the Company entered into a stock purchase agreement to acquire eight Popeye's locations in Missouri for approximately $10 million.

On November 20, 1998, the Company entered into an asset purchase agreement to acquire ten Popeye's locations in Louisiana for approximately $9 million.

The closing of these acquisitions is subject to a number of factors including completion of due diligence.

In November 1998, the Company opened a new store in North Miami Beach, Florida and in December 1998, opened a new store in Ft. Lauderdale, Florida. The Company currently has five new stores in various stages of development within the markets it currently operates.