Form 10QSB
period 1998-12-31
INTERFOODS OF AMERICA INC
filed 1999-02-19
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    OF 1934

For the quarterly period ended December 31, 1998

or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-21093

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                  --------------------------------------------
             (Exact name of registrant as specified in this charter)

                     NEVADA                           59-3356011
         ------------------------------------------------------------
         (State of other jurisdiction               (IRS Employer
               of incorporation)                  Identification No.)

            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
            ---------------------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of JANUARY 29, 1999 there were 5,709,072 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information                                             PAGE(S)
                                                                         -------
      Item 1.  Financial Statements

               Consolidated Balance Sheets at December 31, 1998              1
                     (unaudited) and September 30, 1998

               Consolidated Statements of Operations for the three           2
                     months ended December 31, 1998 and 1997 (unaudited)

               Consolidated Statements of Stockholders' Equity for           3
                     the three months ended December 31, 1998 (unaudited) and for the year ended September 30, 1998

               Consolidated Statements of Cash Flows for the three          4-5
                     months ended December 31, 1998 and 1997 (unaudited)

               Notes to the Consolidated Financial Statements (unaudited)   6-7

      Item 2.  Management's Discussion and Analysis                         8-9

Part II. Other Information

      Item 1.  Legal Proceedings                                            10

               Signatures                                                   10

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 31, and September 30, 1998

                          ASSETS:

                                                                              DECEMBER 31,
                                                                                  1998           SEPTEMBER 30,
                                                                              (UNAUDITED)             1998
                                                                              ------------       -------------
Current assets:
      Cash and cash equivalents                                                $   753,966        $ 1,523,915
      Accounts receivable                                                           79,620             42,118
      Inventory                                                                    126,122            120,396
      Prepaid expenses                                                              84,345             48,544
      Deferred tax asset                                                           133,425             50,805
                                                                               -----------        -----------
            Total current assets                                                 1,177,478          1,785,778
                                                                               -----------        -----------
Furniture, equipment and construction in progress, net                           7,464,155          6,077,343
                                                                               -----------        -----------
Other assets:
      Deposits                                                                     360,874            272,012
      Goodwill, less accumulated  amortization  of $167,834 and $152,824         2,427,517          2,442,527
      Other intangible assets, less accumulated amortization
       of $203,261 and $196,610                                                    181,314            171,266
      Investment in JRECK                                                          336,078            400,000
      Debt issuance costs                                                           75,836            101,117
      Other assets                                                                 107,500            107,500
                                                                               -----------        -----------
            Total other assets                                                   3,489,119          3,494,422
                                                                               -----------        -----------
            Total assets                                                       $12,130,752        $11,357,543
                                                                               ===========        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued expenses                                    $ 3,086,212        $ 2,665,805
      Current portion of long term debt                                            540,337            390,399
      Current portion of deferred income on sale and leaseback transactions         45,248             41,894
                                                                               -----------        -----------
            Total current liabilities                                            3,671,797          3,098,098

Long-term debt, excluding current portion                                        4,153,405          3,712,697
Deferred income on sale and leaseback transactions, net                            780,926            795,993
                                                                               -----------        -----------
            Total liabilities                                                    8,606,128          7,606,788
                                                                               -----------        -----------
Mandatorily redeemable preferred stock class A and B                               330,000            395,000
                                                                               -----------        -----------
Stockholders' equity:
      Common stock, 25,000,000 shares authorized at $.001 par value;
        8,262,405 shares issued and 5,709,072
        shares outstanding                                                           8,262              8,262
      Additional paid-in capital                                                 4,321,727          4,321,727
      Retained earnings and accumulated deficit                                   (407,097)          (245,966)
      Treasury stock at cost, 2,553,333                                           (728,268)          (728,268)
                                                                               -----------        -----------
            Total stockholders' equity                                           3,194,624          3,355,755
                                                                               -----------        -----------
            Total liabilities and stockholders' equity                         $12,130,752        $11,357,543
                                                                               ===========        ===========

The accompanying notes are an intergral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                       1998           1997
                                                   --------------------------
Revenues:
        Restaurant sales                           $6,042,873      $3,409,612
        Royalties and fee                                   0          42,213
                                                   ----------      ----------
                Total revenues                      6,042,873       3,451,825
                                                   ----------      ----------
Cost and expenses:
        Cost of restaurant operations               5,242,588       2,813,758
        General and administrative expenses           807,288         638,365
        Depreciation and amortization                  63,474          85,099
                                                   ----------      ----------
Operating loss                                        (70,477)        (85,397)

Other income (expense):
        Gain (loss)on sale of subsidiary              (63,922)      1,036,237
        Other expenses, net                           (30,316)       (411,584)
        Interest, net                                 (78,286)        (64,670)
                                                   ----------      ----------
Income (loss) before income tax                      (243,001)        474,586

Income tax (provision) benefit                         82,620        (166,105)
                                                   ----------      ----------
Net income (loss)                                  $ (160,381)     $  308,481
                                                   ----------      ----------
Net earnings (loss) per share, basic and diluted       $(0.03)          $0.05
                                                   ----------      ----------
Weighted average shares outstanding                 5,709,072       6,333,896
                                                    =========       =========

The accompanying notes are an intergral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
      For the three months ended December 31, 1998 (unaudited) and for the year ended September 30, 1998

                                          COMMON STOCK             ADDITIONAL
                                       ---------------------         PAID-IN       ACCUMULATED      TREASURY
                                        SHARES        AMOUNT         CAPITAL         DEFICIT         SHARES          TOTAL
                                       ---------      ------       ----------      -----------     ---------      ----------
BALANCE, SEPTEMBER 30, 1997            8,079,979      $8,080       $4,197,189      $  (79,309)     $(728,268)     $3,397,692

Net loss                                       0           0                0        (156,657)             0        (156,657)

Preferred stock-class A dividend               0           0                0         (10,000)             0         (10,000)

Common stock issued in
    Acquisition                          142,857         143           99,857               0              0         100,000

Common stock issued to employees
    and board of directors                39,569          39           24,681               0              0          24,720
                                       ---------      ------       ----------      ----------      ---------      ----------
BALANCE, SEPTEMBER 30, 1998            8,262,405       8,262        4,321,727        (245,966)      (728,268)      3,355,755

Net loss                                       0           0                0        (160,381)             0        (160,381)

Preferred stock-class A dividend               0           0                0            (750)             0            (750)

Common stock issued                            0           0                0               0              0               0
                                       ---------      ------       ----------      ----------      ---------      ----------
BALANCE, DECEMBER 31, 1998             8,262,405      $8,262       $4,321,727      $ (407,097)     $(728,268)     $3,194,624
                                       =========      ======       ==========      ==========      =========      ==========

The accompanying notes are an intergral part of these consolidated statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1998 and 1997
                                   (unaudited)

                                                                                         1998              1997
                                                                                         ----              ----
Cash flows from operating activities:
      Net income (loss)                                                              $  (160,381)      $   308,481
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
            Depreciation and amortization                                                 75,187            85,099
            (Gain) loss on sale of subsidiary                                             63,922        (1,036,237)
            Non-recurring charges                                                             --           411,584
            Common stock issued to employees                                                   0            23,382
            Debt issue cost write down                                                    25,281                --
            Amortization of deferred income                                              (11,713)               --
            Deferred income tax expense (benefit)                                        (82,620)               --
                  Cash provided by (used for) changes in assets and liabilities:
                  Accounts receivable                                                    (37,502)           51,799
                  Deposits                                                               (88,862)           18,325
                  Inventories                                                             (5,726)          (27,932)
                  Accounts payable and accrued expenses                                  420,407           254,870
                  Prepaid expenses                                                       (35,801)           16,192
                                                                                     -----------       -----------
            Net cash provided by operating activities                                    162,192           105,563
                                                                                     -----------       -----------
Cash flows from investing activities:
      Capital expenditures                                                              (844,343)         (165,604)
      Proceeds from sale of subsidiary-SBK                                                    --            90,000
      Proceeds from sale of real estate                                                       --         3,830,517
      Acquisition of restaurants                                                        (597,694)       (3,704,057)
      Acquisition of intangibles                                                         (15,000)          (45,000)
      Due from affiliates                                                                     --            23,774
                                                                                     -----------       -----------
            Net cash provided by (used in) investing activities                       (1,457,037)           29,630
                                                                                     -----------       -----------
Cash flows from financing activities:
      Proceeds from long term debt                                                       600,000                --
      Repayment of long-term debt                                                         (9,354)          (66,443)
      Redemption of Class A Preferred Stock                                              (50,000)          (50,000)
      Redemption of Class B Preferred Stock                                              (15,000)          (15,000)
      Preferred Stock Class A dividend                                                      (750)           (3,750)
                                                                                     -----------       -----------
            Net cash provided by (used in) financing activities                          524,896          (135,193)
                                                                                     -----------       -----------
            Net increase (decrease) in cash and cash equivalents                        (769,949)                0
                                                                                     -----------       -----------
Cash and cash equivalents:
      Beginning of period                                                              1,523,915                 0
                                                                                     -----------       -----------
      End of period                                                                  $   753,966       $         0
                                                                                     ===========       ===========

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 1998 and 1997
                                   (unaudited)

Supplemental disclosure of noncash financing and investing activities:

         On December 4, 1997, the Company sold to Jreck its subsidiary SBK Franchise Systems, Inc for $1.1 million for consideration of a $500,000 promissory note, $500,000 worth of the acquirer's common stock and $100,000 cash which resulted in a gain of $1,036,237. Subsequently in the fourth quarter, the Company reserved the $500,000 note.

         On December 4, 1998 an extension was negotiated with Jreck (Purchaser of the SBK Franchise Systems) on the promissory note which extended the maturity date until July 1, 1999. The Company received an additional 106,857 shares of Jreck stock as an extension and late fee. The Company recorded a $26,714 gain on this transaction. As of December 31, 1998 the Company decided to write down the option amount of $100,000, that was due December 4, 1998 to market value and recorded a loss of $90,636.

         On December 11, 1997, the Company entered into a sale and leaseback transaction for approximately $3.7 million of land, buildings, and equipment leased back under twenty year operating lease agreements that resulted in a deferred gain of approximately $530,000.

Supplemental disclosures of cash flow information:           1998         1997
                                                             ----         ----
          Cash paid during the year:
          Income taxes                                     $10,000           $0
                                                           =======      =======

          Interest                                         $78,286      $64,670
                                                           =======      =======

See accompanying notes.

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the management of Interfoods of America, Inc. and Subsidiaries ("the Company"), the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended September 30, 1998 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and the results of operations for the three month periods ended December 31, 1998 and 1997 and cash flows for the three month periods ended December 31, 1998 and 1997. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. Certain 1997 Sales and Cost of restaurant operation amounts have been reclassified to conform to the 1998 presentation.

         The Company sold its subsidiaries, SBK Franchise Systems, Inc. and Sobik's Restaurant Corporation in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck which extends the maturity date until July 1, 1999. The Company received an additional 106,857 shares of Jreck stock as an extension fee. Although management believes the note will be collected, the maker of the note is dependent upon an equity offering or positive results from the SKB assets sold to repay the note. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. Every six months, the Company redeems one-fifth of the $500,000 worth of the acquirer's common stock. As of December 31, 1998, $100,000 has been received by the Company, and another $100,000 worth of common stock due December 4, 1998 has been written down to market value.


2.       MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK

                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      1998              1998
                                                  ------------     -------------
         Restricted Class A preferred stock,
           nonvoting, 228,640 shares authorized,
           0 and 28,580 shares issued and
           outstanding, 6% annual dividend                0           $50,000

         Restricted Class B preferred
           stock, nonvoting, 430,000
           shares authorized, 330,000 and
           345,000 shares issued and
           outstanding                             $330,000          $345,000
                                                   --------          --------
         Total mandatorily redeemable
           Class A & B preferred stock             $330,000          $395,000
                                                   ========          ========

3.       NEW PURCHASE AND MORTGAGE TRANSACTION

         On November 17,1998, the Company entered into a purchase transaction for the land and building of one Popeyes location in Ft. Pierce Florida for $597,694. A mortgage of $600,000 was provided by FFCA Acquisition Corporation for the term of twenty years using an adjustable interest rate. The current rate on the mortgage is 9.55 %.

4.       SUBSEQUENT EVENTS

         On October 19, 1998, the Company entered into a stock purchase agreement to acquire nine Popeye's locations in Missouri for approximately $10.5 million.

         On November 20, 1998 the Company entered into an asset purchase agreement to acquire ten Popeye's locations in Louisiana for approximately $9.2 million.

         The closing of these acquisitions is scheduled for the end of the second quarter but is subject to a number of factors including the completion of due diligence.

         On December 16, 1998 the Company and Tubby's Inc., a Sterling Heights, Michigan based public company announced a proposed merger. The Terms of the merger are consistent with and conditioned upon valuations prepared by an independent appraiser. The companies will hold a joint meeting of their respective shareholders to vote on the merger at a date and time to be announced in the near future.

         The Company currently has five stores in various stages of development within the markets it currently operates.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB/2A for the year ended September 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

For the three months ended December 31, 1998, the Company had total revenues of $6,042,873 compared to total revenues of $3,451,825 for the three months ended December 31, 1997. The increase in revenues was primarily attributable to the sales generated by the Company's acquisitions of eight stores in Baton Rouge, LA on December 11th, 1997, five stores in Pensacola, Florida on July 6, 1998 and two additional new store openings in North Miami Beach and Lauderdale Lakes, FL in November and December 1998. The remaining sales increase was due to an increase in comparable sales of 13.2% for the quarter. The 1997 promotional sales have been adjusted to conform to the 1998 presentation.

Cost of restaurant operations for the three months ended December 31, 1998 were $5,242,588 compared to $2,813,758 for the three months ended December 31,1997. The increase is attributable to the number of stores and the additional expenses which were incurred to assimilate the Company's procedures and systems into the acquired stores. The 1997 promotional expenses were adjusted to conform to the 1998 presentation.

General and administrative cost for the three months ended December 31,1998 were $807,288 compared to $638,365 for the three months ended December 31, 1997. The increase is primarily attributable to expenses related to the indirect costs of recent acquisitions which were not capitalized, and additional personnel needed to handle the current growth.

Operating loss of the Company was $70,477 for the three months ended December 31, 1998 compared to an operating loss of $85,397 for the three months ended December 31, 1997. Even though the addition of the new stores has not yet affected operating profit, management believes that futures quarters will show the positive results as expected.

The Company's pretax net loss for the three months ended December 31, 1998 was $243,001 compared to a profit of $474,586 for the three months ended December 31, 1997. The decrease was primarily attributable to the 1997 sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc for $1.1 million resulting in a gain of $1,036,237, which was subsequently reserved by $500,000 in the fourth quarter. In the current quarter the Company recorded a gain of $26,714 for additional shares received in order to extend certain payments of the 1997 transaction but management decided to write down the $100,000 option in Jreck stock to market and recorded a loss of $90,636. The 1997 gain was offset by non recurring chargeoffs and accruals of $411,584.

The net loss after tax was equivalent to an earnings per share of ($0.03) for the three months ended December 31, 1998 compared to a $ 0.05 per share for the three months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended December 31, 1998 was $162,192 compared to net cash provided by operations of $105,563 for the three months ended December 31, 1997.

The increase in net cash provided by operating activities for this period was primarily attributable to an increase in accounts payable and accrued expenses of $420,407 but this was offset by higher cash usage for deposits, accounts receivable, inventories and prepaid expenses.

At December 31, 1998, the Company had total current assets of $1,177,478 and total assets of $12,130,752 as compared to total current assets of approximately $1,785,778 and total assets of approximately $11,357,543 at September 30, 1998. The decrease was primarily due to the acquisition of an existing restaurant and the Company's new remodeling program which has added approximately $600,000 in Capital expenditures to the restaurants.

Net cash used in investing activities was $1,457,037 for the three months ended December 31, 1998 as compared to net cash provided by investing activity for the three months ended December 31, 1997 of $29,630. The cash was used primarily for the Company's new program of capital improvements in the amount of $844,343 and purchase of an existing restaurant for $597,694.

Net cash provided by financing activities was $524,896 for the three months ended December 31,1998 as compared to cash used by financing activities of $135,193 in the three months ended December 31,1997. The increase resulted primarily from the proceeds of a new debt of $600,000, which was offset by the reduction of existing debt of $74,354.

The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeyes Chicken and Biscuits restaurants as opportunities present themselves; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1998 annual 10-KSB for further discussion on the Company's future growth and plans of expansion.

YEAR 2000

The Company has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary resources to replace, upgrade or modify all significant systems which do not correctly identify the Year 2000. The Company expects to complete all the modifications and testing by the end of third quarter 1999. Management does not expect that the implementation of the changes to have a material adverse impact on the Company's financial position, results of operations or cash flow. The Company has implemented an ongoing program to review the status of its key suppliers. Management does not expect the Year 2000 issue to pose significant operational or financial problems for the Company.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 1997, James Byrd, the former Chairman of the Board and Director of the Company, filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. The Company believes that the suit is without merit and the Company will vigorously defend this action.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERFOODS OF AMERICA, INC.

Date: February 12, 1999                  BY: /s/ ROBERT S. BERG
                                         ----------------------

                                         Robert S. Berg, Chairmen of the Board
                                                    Chief Executive Officer

                                         BY: /s/ STEVEN M. WEMPLE
                                         ------------------------
                                         Steven M. Wemple, President
                                                    Chief Operating Officer,
                                                    Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------
27.0                                Financial Data Schedule