Form 10QSB
period 1999-03-31
INTERFOODS OF AMERICA INC
filed 1999-05-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE OF 1934

For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 1999 there were 5,717,484 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information                                             PAGE(S)
                                                                         -------

          Item 1. Financial Statements

                  Consolidated Balance Sheets at March 31, 1999             1
                        (unaudited) and September 30, 1998

                  Consolidated Statements of Operations for the three       2
                        and six months ended March 31, 1999 and 1998
                        (unaudited)

                  Consolidated Statements of Stockholders' Equity for       3
                         the six months ended March 31, 1999
                         (unaudited) and for the year ended
                         September 30, 1998

                  Consolidated Statements of Cash Flows for the six        4-5
                         months ended March 31, 1999 and 1998
                         (unaudited)

                  Notes to the Consolidated Financial Statements
                         (unaudited)                                       6-7

        Item 2.   Management's Discussion and Analysis                     8-10

Part II. Other Information

        Item 1.   Legal Proceedings                                        11

                  Signatures                                               11

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        March 31, and September 30, 1998

                                     ASSETS:

                                                                                  MARCH 31,         SEPTEMBER 30,
                                                                                    1999                1998
                                                                                -------------       -------------
                                                                                 (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                  $    751,309       $  1,523,915
      Accounts receivable                                                             163,243             42,118
      Inventory                                                                       264,237            120,396
      Prepaid expense                                                                 213,620             48,544
      Deferred tax asset                                                              224,049             50,805
                                                                                 ------------       ------------
Total current assets                                                                1,616,458          1,785,778
                                                                                 ------------       ------------

Furniture, equipment and construction in progress, net                             12,447,019          6,077,343
                                                                                 ------------       ------------

Other assets:
      Deposits                                                                        235,266            272,012
      Goodwill, less accumulated  amortization  of $193,418 and $152,824            6,896,061          2,442,527
      Other intangible assets, less accumulated amortization
        of $199,446 and $198,309                                                      395,419            171,266
      Investment in JRECK                                                             323,090            400,000
      Debt issuance costs                                                              50,555            101,117
      Other assets                                                                    107,500            107,500
                                                                                 ------------       ------------

            Total other assets                                                      8,007,891          3,494,422
                                                                                 ------------       ------------

            Total assets                                                         $ 22,071,368       $ 11,357,543
                                                                                 ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued expenses                                      $  4,148,684       $  2,665,805
      Current portion of long term debt                                             1,537,545            390,399
      Current portion of deferred income on sale and leaseback transactions            45,248             41,894
                                                                                 ------------       ------------
            Total current liabilities                                               5,731,477          3,098,098

Long-term debt, excluding current portion                                          12,210,993          3,712,697
Deferred income on sale and leaseback transactions, net                               776,290            795,993
                                                                                 ------------       ------------
            Total liabilities                                                      18,718,760          7,606,788
                                                                                 ------------       ------------

Mandatory redeemable preferred stock class A and B                                    320,000            395,000
                                                                                 ------------       ------------

Stockholders' equity:
      Common stock, 25,000,000 shares authorized at $.001 par value;
        8,270,817 and 8,262,405 shares issued, 5,717,484 and 5,709,072
        shares outstanding                                                              8,270              8,262
      Additional paid-in capital                                                    4,349,094          4,321,727
      Retained earnings and accumulated deficit                                      (596,488)          (245,966)
      Treasury stock at cost, 2,553,333 shares                                       (728,268)          (728,268)
                                                                                 ------------       ------------

            Total stockholder's equity                                              3,032,608          3,355,755
                                                                                 ------------       ------------

            Total liabilities and stockholders' equity                           $ 22,071,368       $ 11,357,543
                                                                                 ============       ============

The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
           For the three and six months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                     THREE MONTHS            THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                     ENDED 3/31/99           ENDED 3/31/98      ENDED 3/31/99      ENDED 3/31/98
                                                     -------------           -------------      -------------      -------------
Revenues:
        Restaurant sales                              $  7,432,948            $  4,483,803       $ 13,475,821       $  7,893,415
        Royalties and fee                                        0                       0                  0             42,214
                                                      ------------            ------------       ------------       ------------
        Total revenues                                   7,432,948               4,483,803         13,475,821          7,935,629
                                                      ------------            ------------       ------------       ------------

Cost and expenses:
        Cost of restaurant operations                    6,092,424               3,716,337         11,335,012          6,527,215
        General and administrative expenses                835,975                 618,828          1,643,263          1,236,407
        Depreciation and amortization                      165,036                  54,955            228,510            140,069
                                                      ------------            ------------       ------------       ------------
Operating profit                                           339,513                  93,683            269,036             31,938

Other income (expense):
        Gain (loss) on sale of subsidiary                  (12,988)                      0            (76,910)         1,036,237
        Other expenses, net                               (485,099)                 37,769           (515,415)          (386,096)
        Interest, net                                     (107,128)                (28,489)          (185,414)           (102,342)
                                                      ------------            ------------       ------------       ------------

Income (loss) before income tax provision                 (265,702)                102,963           (508,703)           579,757
                                                      ------------            ------------       ------------       ------------

Income tax (provision) benefit                              76,311                  36,574            158,931            202,679
                                                      ------------            ------------       ------------       ------------

Net income (loss)                                     $   (189,391)           $     66,389       $   (349,772)      $    377,058
                                                      ============            ============       ============       ============

Net earnings (loss) per share, basic and diluted      $      (0.03)           $       0.01       $      (0.06)      $       0.06
                                                      ============            ============       ============       ============

Weighted average shares outstanding                      5,709,812               5,876,272          5,709,812          5,876,272
                                                      ============            ============       ============       ============


The accompanying notes are an integral part of these consolidated statements

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
               For the six months ended March 31, 1999 (unaudited)
                   and for the year ended September 30, 1998

                                                                     ADDITIONAL
                                            COMMON STOCK               PAID-IN        ACCUMULATED       TREASURY
                                       SHARES          AMOUNT          CAPITAL          DEFICIT          SHARES           TOTAL
                                    ----------------------------     -----------      -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 1997           8,079,979      $     8,080     $ 4,197,189      $   (79,309)     $  (728,268)     $ 3,397,692

Net loss                                      0                0               0         (156,657)               0         (156,657)

Preferred stock-class A dividend              0                0               0                0                0          (10,000)

Common stock issued in
    Acquisition                         142,857              143          99,857                0                0          100,000

Common stock issued to employees
    and board of directors               39,569               39          24,681                0                0           24,720
                                    -----------      -----------     -----------      -----------      -----------      -----------


BALANCE, SEPTEMBER 30, 1998           8,262,405            8,262       4,321,727         (245,966)        (728,268)       3,355,755

Net loss                                      0                0               0         (349,772)               0         (349,772)

Preferred stock-class A dividend              0                0               0             (750)               0             (750)


Common stock issued to employees          8,412                8          27,367                0                0           27,375
                                    -----------      -----------     -----------      -----------      -----------      -----------


BALANCE, MARCH 31, 1999               8,270,817      $     8,270     $ 4,349,094      $  (596,488)     $  (728,268)     $ 3,032,608
                                    ===========      ===========     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the six months ended March 31, 1999 and 1998
                                   (unaudited)

                                                                          1999               1998
                                                                      ------------       ------------
Cash flows from operating activities:
      Net income (loss )                                              $   (349,772)      $    377,058
      Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
            Depreciation and amortization                                  244,858            154,709
            (Gain) loss on sale of subsidiary                               76,910         (1,036,237)
            Non-recurring charges                                                0            411,584
            Common stock issued to employees                                27,375             27,812
            Debt issue cost write down                                      50,562                  0
            Amortization of deferred income                                (16,348)           (14,658)
            Deferred income tax expense (benefit)                         (173,244)                 0
Cash provided by (used for) changes in assets and liabilities:
                Accounts receivable                                       (121,125)            52,220
                Deposits                                                    36,746             40,409
                Inventories                                               (143,841)           (21,759)
                Accounts payable and accrued expenses                    1,482,879            749,781
                Prepaid expenses                                          (165,076)            14,493
                                                                      ------------       ------------
          Net cash provided by operating activities                        949,924            755,412
                                                                      ------------       ------------

Cash flows from investing activities:
      Capital expenditures                                              (4,265,218)          (427,880)
      Proceeds from sale of subsidiary- SBK                                      0             90,000
      Proceeds from sale of real estate                                 12,900,000          3,830,517
      Acquisition of restaurants                                       (19,692,129)        (3,704,057)
      Addition of intangibles                                             (234,875)          (152,500)
      Due from affiliates                                                                      23,774
                                                                      ------------       ------------
          Net cash used in investing activities                        (11,292,222)          (340,146)
                                                                      ------------       ------------

Cash flows from financing activities:
      Proceeds from long term debt                                       9,728,175           (119,874)
      Repayment of long-term debt                                          (82,733)                 0
      Redemption of Class A Preferred Stock                                (50,000)          (150,000)
      Redemption of Class B Preferred Stock                                (25,000)           (30,000)
      Preferred Stock Class A dividend                                        (750)           (10,000)
                                                                      ------------       ------------

          Net cash provided by (used in) financing activities            9,569,692           (309,874)
                                                                      ------------       ------------

            Net increase (decrease) in cash and cash equivalents          (772,606)           105,392

Cash and cash equivalents:
      Beginning of period                                                1,523,915                  0
                                                                      ------------       ------------

      End of period                                                   $    751,309       $    105,392
                                                                      ============       ============


                                  (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the six months ended March 31,1999 and 1998
                                   (unaudited)

Supplemental disclosure of non cash financing and investing activities:

On December 4, 1997, the Company sold to Jreck its subsidiary SBK Franchise Systems, Inc for $1.1 million. The consideration consisted of a $500,000 promissory note, $500,000 worth of the acquirer's common stock and $100,000 cash, which resulted in a gain of $ 1,036,237. Subsequently, in the fourth quarter, management elected to reserve the $ 500,000 note.

On December 4,1998 an extension was negotiated with Jreck (Purchaser of the SBK Franchise Systems) on the promissory note which extended the maturity date until July 1, 1999. The Company received additional 106,857 shares of Jreck stock as an extension and late fee. The Company recorded a $ 26,714 gain on this transaction. Also in December, 1998 the Company decided to waived the $100,000 put option that was due and elected to write down the Jreck stock to market value which resulted in a loss of $103,624.

On December 11, 1997, the Company entered into a sale-leaseback transaction for approximately $3.7 million, of land, buildings, and equipment leased back under twenty year operating lease agreements that resulted in a deferred gain of approximately $530,000.

On March 8, 1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in Baton Rouge LA for approximately $6.1 million.

On March 16, 1999, the Company entered into a $650,000 sale-leaseback transaction for the land, building and equipment on one of the new Popeye's store locations.

On March 22, 1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in St. Louis MO. for approximately $6.2 million.

Supplemental disclosures of cash flow information:       1999           1998
                                                         ----           ----
          Cash paid during the year:
          Income taxes                                 $ 10,000       $      0
                                                       ========       ========

          Interest                                     $185,414       $102,242
                                                       ========       ========


The accompanying notes are an integral part of these consolidated statements.


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

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the six month periods ended March 31, 1999 and 1998 and cash flows for each of the six-month periods ended March 31, 1999 and 1998. The results of operations for the six month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. Certain 1998 Sales and Cost of restaurant operation amounts have been reclassified to conform to the 1999 presentation.

         The Company sold its subsidiaries, SBK Franchise Systems, Inc. and Sobik's Restaurant Corporation in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's common stock and $ 100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck that extends the maturity date until July 1, 1999. The Company received an additional 106,857 shares as an extension fee. Although management believes the note will be collected, the maker of the note is dependent upon an equity offering or positive results from the SBK assets sold to repay the note. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. Every six months, the Company has an option to redeem or retain one-fifth of the $ 500,000 worth of the acquirer's common stock. As of March 31, 1999 $100,000 has been received by the Company in cash and another $100,000 of common stock was retained and has been written down to market value.

2.       MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1999            1998
                                                   ------------   -------------
        Restricted Class A preferred stock,
           nonvoting, 228,640 shares authorized,
           0 and 28,580 shares issued and
           outstanding, 6% annual dividend                 0        $ 50,000

           Restricted Class B preferred
           stock, nonvoting, 430,000
           shares authorized, 320,000 and
           345,000 shares issued and
           outstanding                              $320,000        $345,000
                                                    --------        --------

           Total mandatory redeemable
           Class A & B preferred stock              $320,000        $395,000
                                                    ========        ========

3.       NEW PURCHASES AND MORTGAGE TRANSACTION

         On November 17,1998, the Company entered into a purchase transaction for the land and building of one Popeye's location in Ft. Pierce Florida for $597,694. FFCA Acquisition Corporation provided a mortgage of $600,000 for the term of twenty years using an adjustable interest rate. The current rate on the mortgage is 9.00%.

         On March 8, 1999, the Company acquired ten Popeye's locations in Baton Rouge, La. for approximately $5.75 million in cash and $3.5 million of acquired debt. The transaction was accounted as an asset purchase.

         On March 22,1999, the Company acquired an additional nine Popeye's restaurants in St. Louis, Mo. for approximately $ 6.1 million in cash and $4.5 million of acquired debt. The transaction was accounted for as a stock purchase.

         In both of the above acquisitions, none of the Company's stock was used.


         The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

          Assets, including cash                                                   $   15,461
          Goodwill                                                                      4,494
          Other intangibles                                                               159
          Liabilities assumed                                                             263

4.       NEW LEASES AND SALE-LEASEBACK TRANSACTIONS

         On March 8,1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in Baton Rouge La. for approximately $6.1 million.

         On March 16,1999, the Company entered into a $ 650,000 sale-leaseback transaction for the land, building and equipment on one of the new Popeye's store locations.

         On March 22,1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in St. Louis Mo. for approximately $6.2 million.

5.       SUBSEQUENT EVENTS

         On December 16, 1998 the Company and Tubby's Inc., a Sterling Heights, Michigan based public company announced a proposed merger. The terms of the merger are consistent with and conditioned upon valuations prepared by an independent appraiser. On May 5,1999 the Company announced it would not move forward with the Tubby's intended merger because the Board of Directors felt it was in the best interest of the stockholders to seek other options.

         The Company has opened a new store in Birmingham, Alabama on April 20,1999 and an additional one in Ft Pierce Fl. on May 6, 1999. Currently, the Company operates fifty-three Popeye's restaurants and has an additional three stores in various stages of development within the markets it operates.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 1998.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

For the three and six months ended March 31,1999, the Company had total revenues of $7,432,948 and $13,475,821 compared to total revenues of $4,483,803 and $7,893.415 for the three and six months ended March 31, 1998. The increase in revenues was primarily attributable to the sales generated by the Company's acquisition five stores in Pensacola, Florida on July 6, 1998 and two additional new store openings in North Miami Beach and Lauderdale Lakes, FL in November and December 1998. The remaining sales increase was due to an increase in comparable sales of 14.7% for the three months and 13.9% for the six months ended March 31,1999. The 1998 promotional sales have been adjusted to conform to the 1999 presentation.

Cost of restaurant operations for the three and six months ended March 31, 1999 were $6,092,424 and $11,335,012 compared to $3,716,337 and $6,527,215 for the three and six months ended March 31,1998. The increase is attributable to the number of stores and the additional expenses that were incurred to assimilate the Company's procedures and systems into the acquired stores. The 1998 promotional expenses were adjusted to conform to the 1999 presentation.

General and administrative costs for the three and six months ended March 31,1999 were $835,975 and $1,643,263 compared to $618,828 and $1,236,407 for the three and six months ended March 31,1998. The increase is primarily attributable to expenses related to the indirect costs of recent acquisitions that were not capitalized and additional personnel needed to handle the current growth.

Depreciation and amortization for the three and six months ended March 31,1999 were $165,036 and $228,510 compared to $54,955 and $140,069 for the three and six months ended March 31,1998. The increase was primarily attributable to the acquisition of additional restaurants and the new remodeling programs in existing restaurants.

Operating profit of the Company was $339,513 and $269,036 for the three and six months ended March 31, 1999 compared to an operating profit of $93,683 and $31,938 for the three and six months ended March 31, 1998. The increase in operating profit is attributable to the increase in number of stores and increase in store level profits resulted from the favorable comparable sales.

The loss on the sale of subsidiary was $12,988 and $76,910 for the three and six months ended March 31, 1999 as compared to a gain of $1,036,237 for the six months ended March 31, 1998. In the prior year, the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulted in a gain of $1,036,237, for the six months ended March 31,1998, but this was subsequently reserved by $500,000 in the fourth quarter of 1998. In the current three and six months ended March 31,1999, management decided to write down the $100,000 stock option and additional shares it received in Jreck stock to market.

Other expenses, for the three and six months ended March 31,1999 were $485,099 and $515,415 as compared to $37,769 income and $386,096 in expenses for the three and six months ended March 31,1998. The charges in the current year were attributable to the acquisition costs associated with the purchase of the restaurants in Baton Rouge and St. Louis. In 1998, there were non-recurring charges and accruals of $411,584 offsetting the 1998 sales gain.

Interest increased from $28,489 and $102.342 for the three and six months ended March 31, 1998 to $107,128 and $185,414 for the three and six months ended March 31,1999. The increase was due to higher average debt outstanding in fiscal 1999 as compared to fiscal 1998 and this was attributable to additional borrowings made under the Company's acquisition and remodeling programs.

The Company 's pretax net loss for the three and six months ended March 31, 1999 was $265,702 and $ 508,703 compared to a profit of $102,963 and $579,757 for the three and six months ended March 31,1998. With the acquisition of the new stores in March 1999, the Company has incurred expenses that are non-recurring and management believes that the operating results of future quarters will offset those losses.

The net loss after tax was equivalent to an earnings per share of ($0.03) and ($0.06) for the three and six months ended March 31, 1999 compared to a $0.01 and $0.06 per share for the three and six months ended March 31,1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended March 31,1999 was $949,924 compared to net cash provided by operations of $755,412 for the six months that ended March 31,1998. The increase in net cash provided by operating activities for this period was primarily attributable to increases in accounts payable and accrued expenses of $1,482,879 but this was offset by higher cash usage for accounts receivable, inventories and prepaid expenses.

At March 31,1999, the Company had total current assets of $1,616,458 and total assets of $22,071,368 as compared to total current assets of $1,785,778 and total assets of $11,357,543 at September 30, 1998. The increase was primarily due to the acquisition of 19 restaurant from Baton Rouge and St. Louis and the Company's new remodeling program.

Net cash used in investing activities was $11,292,222 for the six months ended March 31,1999 as compared to net cash used in investing activity for the six months ended March 31, 1998 of $340,146. The cash was used primarily for the acquisition of restaurants in the amount of $19,692,129 and the company's new remodeling program of capital improvements $4,265,218 offset by sale of restaurants in the amount of $12,900,000.

Net cash provided by financing activities was $9,569,692 for the six months ended March 31,1999 as compared to cash used by financing activities of $309,874 in the six months ended March 31,1998. The increase resulted primarily from the proceeds of a new debt of $9,728,175 from the new acquisitions and construction loans, which was offset by the reduction of existing debt of $158,483.

The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as opportunities present themselves; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1998 annual 10-KSB for further discussion on the Company's future growth and plans of expansion

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 31, 1997. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Currently, the Company does not have other comprehensive income and therefore the impact of adopting SFAS No 130 in fiscal 1999 is immaterial.

In June 1997, the FASB issued SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Currently, the Company has one reporting segment and therefore the impact of adopting SFAS No 131 is immaterial.

START UP COSTS

         The Company capitalized costs relating to new restaurant start-up cost activities, such costs include training and labor costs prior to opening the new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities." This SOP requires the write off of start-up costs capitalized by the Company. The write off will be reported as a cumulative change in accounting principle. The effective date of the SOP is for fiscal years beginning after December 15, 1998. As of March 31,1999 the Company had capitalized start - up costs of approximately $39,000 which is being amortized during the balance of the fiscal year and current years costs are written off as incurred.

INTANGIBLE ASSETS

         Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other Intangible assets are recorded at cost and consist of franchise rights, which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years may be extended for an additional ten-year term upon the payment of one-half of the then-applicable franchise fee (currently $25,000) and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis. Statement of Financial Accounting Standard No. ("SFAS") 121, "Accounting for Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment was present at March 31, 1999.

DEBT ISSUANCE COSTS

The costs of obtaining financing in prior years are included in the accompanying balance sheets as deferred financing costs and are to be amortized over the fiscal 1999 year. At March 31,1999 the balance of the deferred issuance costs were $50,555.

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

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November , 1997, James Byrd, the former Chairman of the Board and Director of the Company, filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. The Company believes that the suit is without merit and the Company will vigorously defend this action.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERFOODS OF AMERICA, INC.

Date: May 11, 1999                 BY: /s/ ROBERT S. BERG
                                   ----------------------

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