Form 10QSB
period 1999-06-30
INTERFOODS OF AMERICA INC
filed 1999-08-13
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE OF 1934

For the quarterly period ended June 30, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 15, 1999 there were 5,717,484 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                                     PAGE(S)
                                                                                     -------
Part I Financial Information
       Item 1.     Financial Statements

                   Consolidated Balance Sheets at June 30, 1999                         1
                         (unaudited) and September 30, 1998

                   Consolidated Statements of Operations for the three and nine         2
                          months ended June 30, 1999 and 1998 (unaudited)

                   Consolidated Statements of Stockholders' Equity for                  3
                          the nine months ended June 30, 1999 (unaudited)
                          and for the year ended September 30, 1998

                   Consolidated Statements of Cash Flows for the nine                  4-5
                          months ended June 30, 1999 and 1998 (unaudited)

                   Notes to the Consolidated Financial Statements (unaudited)          6-7

       Item 2.     Management's Discussion and Analysis                                8-11

Part II. Other Information

       Item 1.     Legal Proceedings                                                    12

                   Signatures                                                           12

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      June 30, 1999 and September 30, 1998

                                     ASSETS:

                                                                                 JUNE 30,     SEPTEMBER 30,
                                                                                   1999           1998
                                                                                (UNAUDITED)
                                                                                -----------   -------------
Current assets:
      Cash and cash equivalents                                                 $   518,967     $ 1,523,915
      Accounts receivable                                                            12,693          42,118
      Inventories                                                                   273,162         120,396
      Prepaid expenses                                                               54,551          48,544
      Deferred tax asset                                                            184,138          50,805
                                                                                    -------          ------
Total current assets                                                              1,043,511       1,785,778
                                                                                  ---------       ---------
Furniture, equipment and construction in progress, net                           12,399,639       6,077,343
                                                                                 ----------       ---------
Other assets:
      Deposits                                                                      228,443         272,012
      Goodwill, less accumulated  amortization  of $240,540 and $152,824          6,848,939       2,442,527
      Other intangible assets, less accumulated amortization
      of $209,701 and $198,309                                                      426,415         171,266
      Investment in JRECK                                                           357,952         400,000
      Debt issuance costs                                                            25,275         101,117
      Other assets                                                                  162,500         107,500
                                                                                    -------         -------
            Total other assets                                                    8,049,524       3,494,422
                                                                                  ---------       ---------
            Total assets                                                        $21,492,674     $11,357,543
                                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued expenses                                     $ 3,286.283     $ 2,665,805
      Current portion of long term debt                                           2,152,745         390,399
      Current portion of deferred income on sale and leaseback transactions          45,248          41,894
                                                                                     ------          ------
            Total current liabilities                                             5,484,276       3,098,098

Long-term debt, excluding current portion                                        11,825,713       3,712,697
Deferred income on sale and leaseback transactions, net                             764,978         795,993
                                                                                    -------         -------
            Total liabilities                                                    18,074,967       7,606,788
                                                                                 ----------       ---------

Mandatory redeemable preferred stock class A and B                                  300,000         395,000
                                                                                    -------         -------
Stockholders' equity:
      Common stock, 25,000,000 shares authorized at $.001 par value;
        8,270,817 and 8,262,405 shares issued , 5,717,484 and 5,709,072
        shares  outstanding                                                           8,271           8,262
      Additional paid-in capital                                                  4,349,093       4,321,727
      Retained earnings and accumulated deficit                                   (511,389)       (245,966)
      Treasury stock at cost, 2,553,333 shares                                    (728,268)       (728,268)
                                                                                  ---------       ---------
            Total stockholder's equity                                            3,117,707       3,355,755
                                                                                  ---------       ---------
            Total liabilities and stockholders' equity                          $21,492,674     $11,357,543
                                                                                ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations For
             the three and nine months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                  THREE MONTHS         THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                  ENDED 6/30/99        ENDED 6/30/98       ENDED 6/30/99       ENDED 6/30/98
                                                  -------------        -------------       -------------       -------------
Revenues:
        Restaurant sales                           $11,849,198           $4,694,412         $25,325,019        $12,587,827
        Royalties and fee                                    0                    0                   0             42,214
                                                             -                    -                   -             ------
        Total revenues                              11,849,198            4,694,412          25,325,019         12,630,041
                                                    ----------            ---------          ----------         ----------
Cost and expenses:
        Cost of  restaurant operations               9,910,107            3,879,192          21,245,119         10,406,407
        General and administrative expenses          1,180,307              614,753           2,823,570          1,851,160
        Depreciation and amortization                  247,950               57,162             476,460            197,231
                                                       -------               ------             -------            -------
Operating profit                                       510,834              143,305             779,870            175,243

Other income (expense):
        Gain (loss) on sale of subsidiary               34,862                    0            (42,048)          1,036,237
        Other income (expenses)                      (106,915)                  382           (622,330)          (385,714)
        Interest income                                  5,219               12,130              17,271             20,539
        Interest expense                             (321,147)             (36,051)           (518,613)          (146,802)
                                                     ---------             --------           ---------          ---------
Income (loss) before income tax provision              122,853              119,766           (385,850)            699,503

Income tax (provision) benefit                        (37,754)             (39,471)             121,177          (242,150)
                                                       -------              -------             -------           --------
Net income (loss)                                      $85,099              $80,295          $(264,673)           $457,353
                                                       =======              =======          ==========           ========

Net earnings (loss) per share, basic and diluted         $0.01                $0.01             $(0.05)              $0.08
                                                         =====                =====             =======              =====

Weighted average shares outstanding                  5,717,484            5,681,554           5,712,369          5,681,554
                                                     =========            =========           =========          =========

  The accompanying notes are an integral part of these consolidated statements

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
   For the nine months ended June 30, 1999 (unaudited) and for the year ended
                               September 30, 1998

                                                                  ADDITIONAL      ACCUMULATED
                                              COMMON STOCK         PAID-IN          DEFICIT      TREASURY
                                           SHARES      AMOUNT      CAPITAL          -------       SHARES           TOTAL
                                           ------------------      -------                        ------           -----
BALANCE, SEPTEMBER 30, 1997                8,079,979  $ 8,080    $ 4,197,189       $ (79,309)   $ (728,268)     $ 3,397,692

Net loss                                           0        0              0        (156,657)             0       (156,657)

Preferred stock-class A dividend                   0        0              0         (10,000)             0        (10,000)

Common stock issued in
    Acquisition                              142,857      143         99,857                0             0         100,000

Common stock issued to employees
    and board of directors                    39,569       39         24,681                0             0          24,720
                                              ------       --         ------                -             -          ------

BALANCE, SEPTEMBER 30, 1998                8,262,405    8,262      4,321,727        (245,966)     (728,268)       3,355,755

Net loss                                           0        0              0        (264,673)             0       (264,673)

Preferred stock-class A dividend                   0        0              0            (750)             0           (750)

Common stock issued to employees               8,412        9         27,366                0             0          27,375
                                               -----        -         ------                -             -          ------

BALANCE, JUNE 30, 1999                     8,270,817  $ 8,271    $ 4,349,093      $ (511,389)    $ (728,268)    $ 3,117,707
                                           =========  =======    ===========      ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1999 and 1998
                                   (unaudited)

                                                                                    1999             1998
                                                                                    ----             ----
Cash flows from operating activities:
      Net income (loss)                                                         $ (264,673)       $ 457,353
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
            Depreciation and amortization                                           476,460         197,231
            (Gain) loss on sale of subsidiary                                        42,048     (1,036,237)
            Non-recurring charges                                                         0         411,584
            Common stock issued to employees                                         27,375          27,812
            Debt issue amortization                                                  75,842               0
            Deferred income tax expense (benefit)                                 (133,333)               0
Cash provided by (used for) changes in assets and liabilities:
                Accounts receivable                                                  29,425          52,220
                Deposits                                                             43,569        (78,547)
                Inventories                                                       (152,766)        (14,517)
                Accounts payable and accrued expenses                               620,478         872,386
                Prepaid expenses                                                    (6,007)           2,305
                                                                                    -------           -----
           Net cash provided by operating activities                                758,418         891,590
                                                                                    -------         -------
Cash flows from investing activities:
      Capital expenditures                                                      (4,019,031)       (685,234)
      Proceeds from sale of subsidiary- SBK                                               0          90,000
      Proceeds from sale-leaseback transactions                                  13,100,000       3,830,517
      Acquisition of restaurants                                               (20,448,822)     (3,704,057)
      Addition of intangibles                                                     (175,125)       (160,000)
      Due from affiliates                                                                 0          26,314
                                                                                          -          ------
           Net cash used in investing activities                               (11,542,978)       (602,460)
                                                                                -----------       ---------
Cash flows from financing activities:
      Proceeds from long term debt                                               10,285,632         157,408
      Repayment of long-term debt                                                 (410,270)       (200,587)
      Redemption of Class A Preferred Stock                                        (50,000)       (150,000)
      Redemption of Class B Preferred Stock                                        (45,000)        (45,000)
      Preferred Stock Class A dividend                                                (750)        (10,000)
                                                                                      -----        --------
           Net cash provided by (used in) financing activities                    9,779,612       (248,179)
                                                                                  ---------       ---------
             Net increase (decrease) in cash and cash equivalents               (1,004,948)          40,951

Cash and cash equivalents:
      BegiRunning of period                                                       1,523,915               0
                                                                                  ---------               -
      End of period                                                                $518.967        $ 40,951
                                                                                   ========        ========

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the nine months ended June 30,1999 and 1998
                                   (unaudited)

Supplemental disclosure of non cash financing and investing activities:

On December 4, 1997, the Company sold to Jreck its subsidiary SBK Franchise Systems, Inc for $1.1 million. The consideration consisted of a $500,000 promissory note, $500,000 worth of the acquirer's common stock and $100,000 cash, which resulted in a gain of $ 1,036.237. Subsequently, in the fourth quarter, of fiscal 1998, management elected to reserve the $ 500,000 note.

On December 4,1998 an extension was negotiated with Jreck (Purchaser of the SBK Franchise Systems) on the promissory note which extended the maturity date until July 1,1999. The Company received an additional 106,857 shares of Jreck stock as an extension and late fee. On June 11,1999, a new agreement was reached with Jreck whereby a new note for $ 200,000 was signed and all the existing put options were agreed to be waived. The existing certificates in Jreck stock were written down to market value and the Company received an additional 700,187 shares of Jreck stock . Management has elected to reserve the $ 200,000 note on the transaction, and the Company has recorded a $ 42,048 market loss in the 1999 fiscal year.

On December 11, 1997, the Company entered into a sale and leaseback transaction for approximately $3.7 million, of land, buildings, and equipment leased back under twenty year operating lease agreements that resulted in a deferred gain of approximately $530,000.

 .
 .


Supplemental disclosures of cash flow information:          1999         1998
                                                            ----         ----
          Cash paid during the year:
          Income taxes                                  $ 12,156          $ 0
                                                        ========          ===
          Interest                                      $ 460,342     $ 146,584
                                                        =========     =========

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

          BASIS OF PRESENTATION

          In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the nine month periods ended June 30, 1999 and 1998 and cash flows for each of the nine-month periods ended June 30, 1999 and 1998. The results of operations for the nine month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. Certain 1998 Sales and Cost of restaurant operation amounts have been reclassified to conform to the 1999 presentation.

                  The Company sold its subsidiaries, SBK Franchise Systems, Inc. and Sobik's Restaurant Corporation in December 1997 for consideration of $ 1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's common stock and $ 100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck that extends the maturity date until July 1, 1999. The Company received an additional 106,857 shares as an extension fee. In the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. On June 11,1999, a new agreement was reached with Jreck whereby a new note for $ 200,000 was signed and all the existing put options were agreed to be waived. The existing certificates in Jreck stock were written down to market value and the Company received an additional 700,187 shares of Jreck stock . Management has elected to reserve the $200,000 note.

 2.       MANDATORILY REDEEMABLE CLASS A AND B PREFERRED STOCK

                                                                        JUNE 30,                 SEPTEMBER 30,
                                                                          1999                       1998
                                                                          ----                       ----
        Restricted Class A preferred stock,
          nonvoting, 228,640 shares authorized,
          0 and 28,580 shares issued and
          outstanding, 6% annual dividend                                  $ 0                     $ 50,000

          Restricted Class B preferred
          stock, nonvoting, 430,000
          shares authorized, 300,000 and
          345,000 shares issued and
          outstanding                                                $ 300,000                    $ 345,000
                                                                     ---------                    ---------
          Total mandatory redeemable
          Class A & B preferred stock                                $ 300,000                    $ 395,000
                                                                     =========                    =========

3.        NEW PURCHASES AND MORTGAGE TRANSACTION

         On November 17,1998, the Company entered into a purchase transaction for the land and building of one Popeye's location in Ft. Pierce Florida for $597,694. FFCA Acquisition Corporation provided a mortgage of $600,000 for the term of twenty years using an adjustable interest rate. The current rate on the mortgage is 9.00%.

         On March 8, 1999, the Company acquired ten Popeye's locations in Baton Rouge, La. for approximately $5.75 million in cash and $3.5 million of debt. The transaction was accounted as an asset purchase.

         On March 22,1999, the Company acquired an additional nine Popeye's restaurants in St. Louis, Mo. for approximately $ 6.1 million in cash and $4.5 million of debt. The transaction was accounted for as a stock purchase.

         In both of the above acquisitions, none of the Company's stock was used.

         The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

         Assets, including cash                                        $ 16,058
         Goodwill                                                         4,494
         Other intangibles                                                  159
         Liabilities assumed                                               (263)
                                                                       --------
                                                                       $ 20,448
                                                                       --------

         The pro forma results for fiscal 1999 with additional operations described above are presented as if the acquisitions were consummated as of the beginning of the period:

              Revenue                                               $33,985,019
                                                                    -----------
              Net income                                              $ 469,327
                                                                      ---------
              Basic and diluted earnings per share                        $ .08
                                                                          -----

         The above-unaudited pro forma results are based upon certain assumptions and estimates, which the Company believes are reasonable. The results of operations may not be indicative of the operating results that actually would have been reported had the Company made these acquisitions on October 1, 1998, nor are they necessarily indicative of results that will be reported in the future.

4.        NEW LEASES AND SALE-LEASEBACK TRANSACTIONS

         On March 8,1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in Baton Rouge La. for approximately $6.1 million.

         On March 16,1999, the Company entered into a $ 650,000 sale-leaseback transaction for the land, building and equipment on one of the new Popeye's store locations in Ft. Lauderdale Florida.

         On March 22,1999, the Company entered into sale-leaseback transactions for the land and buildings of nine Popeye's locations purchased in St. Louis Mo. for approximately $6.2 million.

         On June 16, 1999 the Company entered into a $ 200,000 sale - leaseback transaction for the equipment on two new Popeye's locations recently opened.

5.        SUBSEQUENT EVENTS

         On December 16, 1998 the Company and Tubby's Inc., a Sterling Heights, Michigan based public company announced a proposed merger. The terms of the merger were consistent with and conditioned upon valuations prepared by an independent appraiser. On May 5,1999 the Company announced it would not move forward with the Tubby's intended merger because the Board of Directors felt it was not in the best interest of the shareholders.

         Currently, the Company operates fifty-four Popeye's restaurants and has one additional store in the early stages of development within the markets it operates.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB/2A for the year ended September 30, 1998.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

For the three and nine months ended June 30,1999, the Company had total revenues of $11,849,198 and $25,325,019 compared to total revenues of $4,694,412 and $12,630.041 for the three and nine months ended June 30, 1998. The increase in revenues was primarily attributable to the sales generated by the Company's acquisition of nine stores in St. Louis, Missouri on March 22,1999, ten stores in Baton Rouge, Louisiana, on March 8,1999, five stores in Pensacola, Florida on July 6, 1998 The Company opened five additional new stores during the year of which two were in Birmingham, Alabama and one each in Ft Pierce, North Miami Beach and Lauderdale Lakes, Florida.The remaining sales increase was due to an increase in comparable sales of 11.8 % for the three months and 13.2 % for the nine months ended June 30,1999. The 1998 promotional sales have been adjusted to conform to the 1999 presentation.

Cost of restaurant operations for the three and nine months ended June 30, 1999 were $9,910,107 and $21,245,119 compared to $3,879,192 and $10,406,407 for the three and nine months ended June 30,1998. The increase is attributable to the number of stores and the additional expenses that were incurred to assimilate the Company's procedures and systems into the acquired stores. The 1998 promotional expenses were adjusted to conform to the 1999 presentation.

General and administrative expenses for the three and nine months ended June 30,1999 were $1,180,307 and $2,823,570 compared to $614,753 and $1,851,160 for the three and nine months ended June 30,1998. The increase is primarily attributable to expenses related to the indirect costs of recent acquisitions that were not capitalized in accordance with the recent accounting pronouncement SOP 98-5 (Reporting on Start-up Activities) and additional personnel needed to handle the current growth.

Depreciation and amortization for the three and nine months ended June 30,1999 were $247,950 and $476,460 compared to $57,162 and $197,231 for the three and nine months ended June 30,1998. The increase was primarily attributable to the acquisition of additional restaurants and the new remodeling programs in existing restaurants.

Operating profit of the Company was $510,834 and $779,870 for the three and nine months ended June 30, 1999 compared to an operating profit of $143,305 and $175,243 for the three and nine months ended June 30, 1998. The increase in operating profit is attributable to the increase in number of stores and increase in store level profits resulted from the favorable comparable sales.

The gain (loss) on the sale of subsidiary was $34,862 and ($42,048) for the three and nine months ended June 30, 1999 as compared to a gain of $0 and $1,036,237 for the three and nine months ended June 30, 1998. In the prior year, the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulted in a gain of $1,036,237, for the nine months ended June 30,1998, but this was subsequently reserved by $500,000 in the fourth quarter of 1998. In the current three and nine months ended June 30,1999, a new agreement was reached to write down the stock options it had in Jreck stock to market. The current quarter gain was due to an increase in the stock price of the investment from the prior quarter but for the nine months, the loss reflects the decrease in put option verses the stock market price.

Other expenses, for the three and nine months ended June 30,1999 were $106,915 and $622,330 as compared to $382 income and $385,714 in expenses for the three and nine months ended June 30,1998. The charges in the current year were attributable to the acquisition costs associated with the purchase of the restaurants in Baton Rouge and St. Louis. In 1998, there were non-recurring charges and accruals of $411,584 offsetting the 1998 sales gain.

Interest increased from $23,921 and $126.263 for the three and nine months ended June 30,1998 to $315,928 and $501,342 for the three and nine months ended June 30,1999. The increase was due to higher average debt outstanding in fiscal 1999 as compared to fiscal 1998 and this was attributable to additional borrowings made under the Company's acquisition and remodeling programs.

The Company 's pretax net income (loss) for the three and nine months ended June 30, 1999 was $122,853 profit and $ 385,850 loss compared to a profit of $119,766 and $699,503 for the three and nine months ended June 30,1998. With the acquisition of the new stores in March 1999, the Company has incurred expenses that are non-recurring and has caused the overall losses for nine months. The current quarter reflects the positive operating results that management believes will continue in future quarters to offset those losses.

The net earning (loss) after tax was equivalent to an earnings per share of $0.01 and loss ($0.05) for the three and nine months ended June 30, 1999 compared to a $0.01 and $0.08 per share for the three and nine months ended June 30,1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended June 30,1999 was $758,418 compared to net cash provided by operations of $891,590 for the nine months that ended June 30,1998. The increase in net cash provided by operating activities for this period was primarily attributable to increases in accounts payable and accrued expenses of $620,478 but this was offset by higher cash usage for inventories and prepaid expenses.

At June 30,1999, the Company had total current assets of $1,043,511 and total assets of $21,492,674 as compared to total current assets of $1,785,778 and total assets of $11,357,543 at September 30, 1998. The increase in total assets was primarily due to the acquisition of 19 restaurant from Baton Rouge and St. Louis and the Company's new remodeling program.

Net cash used in investing activities was $11,542,978 for the nine months ended June 30,1999 as compared to net cash used in investing activity for the nine months ended June 30, 1998 of $602,460. The cash was used primarily for the acquisition of restaurants in the amount of $20,448,822 and the Company's new remodeling program of capital improvements $4,019,031 offset by sale of restaurants and equipment in the amount of $13,100,000.

Net cash provided by financing activities was $9,779,612 for the nine months ended June 30,1999 as compared to cash used by financing activities of $248,179 in the nine months ended June 30,1998. The increase resulted primarily from the proceeds of a new debt of $10,285,632 from the new acquisitions and construction loans, which was offset by the reduction of existing debt of $410,270.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Currently, the Company has one reporting segment and therefore the impact of adopting SFAS No 131 is immaterial

START UP COSTS

         The Company capitalized costs relating to new restaurant start-up cost activities, such costs include training and labor costs prior to opening the new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities." This SOP requires the write off of start-up costs capitalized by the Company. The write off will be reported as a cumulative change in accounting principle. The effective date of the SOP is for fiscal years beginning after December 15, 1998. As of June 30,1999 the Company had capitalized start-up costs of approximately $20,068 which is being amortized during the balance of the fiscal year and current years costs are written off as incurred.

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

Statement of Financial Accounting Standard No. ("SFAS") 121, "Accounting for Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment was present at June 30, 1999.

DEBT ISSUANCE COSTS

The costs of obtaining financing in prior years are included in the accompanying balance sheets as deferred financing costs and are to be amortized over the fiscal 1999 year. At June 30,1999 the balance of the deferred issuance costs were $25,275.

YEAR 2000

The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 is approached and thereafter. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

The Company's State of Readiness. The Company has established a plan to (1) test its financial and information systems to evaluate Year 2000 compliance, (2) assess its technology systems that utilize embedded technology such as micro-controllers in the point of sale equipment in all stores, (3) determine the readiness of third parties such as critical vendors ,utility companies, telecommunication companies, banks and other third party suppliers. The Company has completed the testing and assessment of its financial and information systems including the technology systems that utilize embedded technology. The Company hired an external consultant to review the technology systems and new released software that was Year 2000 compliant was installed. The Company has determined that the point of sale equipment in 39 of its 54 restaurants is Year 2000 compliant and will anticipate to upgrade the balance of equipment by October, 1999.

Costs to address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 plan as the costs are incurred except for costs that the Company would otherwise capitalize. Management does not expect that the costs associated with its Year 2000 Plan to have a material adverse affect its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities, and believes that each vendor will be compliant for Year 2000 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available.

Risks Presented by Year 2000 Problems. To operate its business, The Company relies upon critical vendors, banks, utility companies, telecommunications companies, and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of third parties to avoid Year 2000 related disruption. If they do not adequately address their Year 2000 issues, the company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition.

The Company's Contingency Plans. The Company's Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a year 2000 related disruption. The Company has not yet developed detailed contingency plans specific to Year 2000 events. Consistent with its Plan, the Company will develop specific contingency plans as potential risks arise.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November, 1997, James Byrd, the former Chairman of the Board and Director of the Company, filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. The Company believes that the suit is without merit and the Company will vigorously defend this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         27 Financial Data Schedule.

     (b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERFOODS OF AMERICA, INC.

Date: August 10, 1999                   BY: /S/ ROBERT S. BERG
                                        ----------------------------------------

                                        Robert S. Berg, Chairmen of the Board
                                                   Chief Executive Officer

                                        BY: /S/ STEVEN M. WEMPLE
                                        ----------------------------------------

                                        Steven M. Wemple, President
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

 27                                Financial Data Schedule