Form 10KSB
period 1999-09-30
INTERFOODS OF AMERICA INC
filed 1999-12-30
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
    SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS SUBJECT TO SUCH FILING
                REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

    CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM
     405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR

 INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM
                10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

      STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $37,796,392

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 1999 was approximately
    $1,375,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 5,717,484 shares of the registrant's common stock outstanding as of December 22, 1999.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company"), is through its wholly-owned subsidiary, Sailormen, Inc., a Florida corporation ("Sailormen"), a franchisee and operator of Popeye's/registered trademark /Chicken and Biscuits ("Popeye's") restaurants. The Company currently operates, pursuant to franchise agreements with AFC Enterprises, Inc. (the "Franchisor"), 54 Popeye's restaurants located in Florida, Alabama, Louisiana and Missouri.

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

             In March 1999, the Company acquired in two separate transactions, nineteen Popeye's restaurants in the St Louis, Missouri area and the Baton Rouge, Louisiana area, for approximately $11.9 million in cash and $8.0 million of debt. The Company also opened five new Popeye's restaurants within its existing markets.

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

         A typical Popeye's restaurant operated by the Company employs two full time managers and at least one additional supervisory employee. Typically, all restaurant managers (and other representatives of the Company) are required to attend, at the Company's expense, training courses conducted by the Franchisor. This training program involves on-the-job training and an instructional class. Other restaurant employees are trained by the restaurant manager in accordance with the Company's and the Franchiser's guidelines.

         In 1999, there were 1,367 Popeye's units in operations worldwide, of which 1,135 were located in the United States. Popeye's ranks third worldwide in the number of fast food fried chicken restaurants behind only KFC/registered trademark/and Church's. Average sales per unit for Popeye's/registered trademark/ located in the United States are estimated to be $788,000 annually. The Company's stores averaged annual sales of approximately $ 857,500 per unit.

BUSINESS STRATEGY

         The Company's business strategy is (1) to increase the level of sales at its currently owned Popeye's restaurants; and (2) to expand by (a) locating and acquiring, at advantageous prices, existing Popeye's restaurants, which management believes are under performing and (b) developing new Popeye's restaurants in the Southeastern United States. There can be no assurance that the Company will be able to achieve all or any part of its business strategy (see "Risk Factors"). The Company is a restaurant operating company and will own real estate only as it relates to stores which may be acquired or built by the Company.

FRANCHISE AGREEMENT

         The Company franchises its Popeye's restaurants from the Franchisor. The Franchisor maintains its principal place of business at Six Concourse Parkway, Atlanta, Georgia, 30328, and does business under its corporate name and under the trade names and service marks "Popeye's" and "Popeye's Chicken and Biscuits".

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

         The flours, batters, seasonings, mixes, sauces, dressings, and meats, used to prepare Popeye's spicy chicken and other Popeye's menu items (the "Proprietary Products") are acquired from vendors approved by the Franchisor. The Company has agreements (The "Distribution Agreement") with distribution companies approved by the Franchisor for the supply of food products, dry goods and related supplies. The Distribution Agreement commenced on March 8, 1996 and has a term of 10 years. It is renewable annually thereafter unless terminated with 60 days notice by either party.

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

 MARKETING AND ADVERTISING

         All Popeye's restaurants are required to contribute 3% of their weekly gross sales to the Popeye's Chicken & Biscuit Advertising Fund (the "Popeye's Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeye's Advertising Fund require that all contributions to the fund and earnings of the fund are utilized by the Franchisor exclusively for advertising and promotional activities for Popeye's restaurants. In most of its markets, the Company voluntarily contributes amounts in excess of the required 3%.

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

         The Company is also subject to state and federal labor laws that govern its relationship with its employees, with respect to minimum wage requirements, overtime, working conditions and citizenship requirements.

COMPETITION

         The restaurant industry is highly competitive with respect to price, service, food quality and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. There is also active competition for restaurant managers and hourly restaurant employees, as well as intense competition for commercial real estate suitable as sites for quick service restaurants, such as those operated by the Company.

         The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes, eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently experienced flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted discount pricing strategies such as "value meals" and other marketing strategies. Such strategies could have an adverse effect upon the Company and could also negatively impact the Company's operating margins, should the Company elect to match competitors' price reductions. The principal bases of competition in the industry are food quality, speed of service, and price; but advertising, location, and attractiveness of facilities are also important. Popeye's competes with other national fried chicken chains such as KFC and Church's, as well as with all other national and regional quick-service restaurant chains. Some of these competitors have greater financial resources, larger advertising budgets and more national recognition than those of Popeye's.

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

EMPLOYEES

         As of September 30, 1999, the Company employed approximately 1,240 people, on a full-time and part-time basis. Of these employees, 192 were employed as field management personnel and 15 were in corporate management and administration. None of the Company's employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases 3,788 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly base lease expense for the offices is $5,050.67. The lease expires on October 31, 2003. These offices are used to administer all Company operations.

         With the exception of one property in Ft Pierce, Florida, The Company currently does not make any investments in real estate or maintain interests in real estate, including real estate mortgages or securities issued by people primarily engaged in real estate activities. The Company may make such investments in the future to help facilitate the acquisition or construction of new stores. The Company anticipates that Company-owned restaurants will be established primarily in leased premises, but the Company may elect as an alternate to leasing, to periodically purchase land and buildings for new locations. To the extent that the purchase of a restaurant property or real estate is a requirement in connection with a new location or the acquisition of a particular franchise, the Company may subsequently enter into a sale and leaseback type transaction with respect to such restaurant properties or real estate. To date, all real estate sale-leaseback transactions have occurred with unaffiliated third party landlords. The Company may also lease locations from affiliated parties, if such terms are similar to that which may be obtained from third parties. There are currently no such real estate leases with affiliated parties.

         As of September 30, 1999, 53 of the 54 Popeye's restaurants operated by the Company were on leased premises. The Company usually tailors the lease term according to the term of the franchise agreement. The monthly lease expense on leased properties ranges between $2,200 and $7,800. A total of five of the lower base rent leases may also contain additional payments to the lessor based upon a percentage of sales. As of September 30, 1999, the Company leased 20 restaurants in Florida, 6 in Alabama, 18 in Louisiana and 9 in St Louis, Missouri.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. The following table shows the quarterly high and low bid prices for fiscal years 1997, 1998 and 1999 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

             YEAR            PERIOD                 HIGH            LOW
           -------          ----------            --------        -------

             1997           First Quarter           $1.38           $0.56

                            Second Quarter          $1.44           $0.69

                            Third Quarter           $1.75           $0.81

                            Fourth Quarter          $0.87           $0.56

             1998           First Quarter           $1.00           $0.55

                            Second Quarter          $1.00           $0.62

                            Third Quarter           $0.95           $0.64

                            Fourth Quarter          $0.70           $0.50

             1999           First Quarter           $2.06           $0.19

                            Second Quarter          $1.81           $1.12

                            Third Quarter           $1.56           $0.88

                            Fourth Quarter          $1.13           $0.44

         At September 30, 1999, there were approximately 1,200 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

         For the year ended September 30,1999 ("Fiscal 1999 "), The Company had total revenues of $37,796,392 compared to total revenue of $18,344,980 for the year ended September 30,1998 ("Fiscal 1998"). The increase in revenue was primarily attributable to the sales generated by the Company's acquisition of ten stores in Baton Rouge, Louisiana, on March 8,1999,nine stores in St. Louis, Missouri on March 22,1999, five stores in Pensacola, Florida on July 6, 1998. The Company opened five additional new stores during the year of which two were in Birmingham, Alabama and one each in Ft Pierce, North Miami Beach and Lauderdale Lakes, Florida. The remaining sales increase was due to an increase in comparable sales of 12.0 % for the year.

Cost of restaurant operations for Fiscal 1999 were $31,738,872 compared to $15,442,636 for Fiscal 1998. The increase is attributable to the number of stores and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired stores.

General and administrative expenses for Fiscal 1999 were $3,992,330 compared to $2,646,692 for Fiscal 1998. The increase was primarily attributable to expenses related to the indirect costs of recent acquisitions of additional stores that were not capitalized and additional personnel needed to support the current growth.

Depreciation and amortization expenses for Fiscal 1999 were $778,051 compared to $277,722 for Fiscal 1998. The increase was primarily attributable to the acquisition of additional restaurants and the remodeling programs in existing restaurants.

Operating profit of the Company was $1,287,139 for Fiscal 1999 as compared to an operating loss $22,070 for Fiscal 1998. The increase in operating profit is attributable to the increase in number of stores and increases in store level profits resulted from the favorable comparable sales.

The gain (loss) on the sale of subsidiary was a loss of $182,809 for Fiscal 1999 as compared to a gain of $536,237 for Fiscal 1998. In the prior year, the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulted in a gain of $1,036,237, but this was subsequently reduced by a reserve of $500,000 on the promissory note obtained in the sale. In the current year, a new agreement was reached whereby the company received 700,187 additional shares of JRECK stock. As a result of a decline in the market value in 1999, the Company expensed the stock to net realizable value. The loss reflects the decrease in stock market price versus the put option value in 1998.

Interest expense increased to $892,906 in Fiscal 1999 from $199,448 in Fiscal 1998. The increase was due to higher average debt outstanding in Fiscal 1999 as compared to Fiscal 1998 and this was attributable to additional borrowings made under the Company's acquisition and remodeling programs.

Other expenses were $227,378 in Fiscal 1999 as compared to $357,281 in Fiscal 1998. The charges in the current year were attributable to costs of off balance sheet financing costs associated with the purchase of the restaurants in Baton Rouge and St. Louis and the write off of territorial rights in the Caribbean area. In Fiscal 1998, the expenses were non-recurring charges and accruals offsetting the 1998 sale of the subsidiary.

The Company recorded an income tax provision of $130,370 during Fiscal 1999, which is primarily attributable to the future taxable income and tax liabilities arising from the differences in depreciation and amortization offset by the utilization of net operating losses.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

         For the year ended September 30,1998 ("Fiscal 1998 "), The Company had total revenues of $18,344,980 compared to total revenue of $14,092,182 for the year ended September 30,1997 ("Fiscal 1997"). The increase in revenue was attributable to the Company' s acquisition of one store in Fort Pierce, Florida, in September 1997, eight stores in Baton Rogue, La. on December 11, 1997 and five stores in Pensacola, Florida on July 6, 1998 which was partially offset by a decrease in revenues associated with the sale of SBK Franchise Systems Inc. and Sobik's Restaurant Corp in the first quarter of Fiscal 1998.

         Cost of restaurant operations for Fiscal 1998 were $ 15,442,636, compared to $12,184,518 for Fiscal 1997. The increase was attributable to the number of stores, as well as the full year effect of the minimum wage increase during Fiscal 1997.

         General and administrative costs for Fiscal 1998 were $2,646,692, compared to $1,574,526 for Fiscal 1997. The increase is primarily attributable to expenses related to the indirect costs of the recent acquisitions , which were not capitalized, additional expenses which were incurred for supervisors to train and integrate the Company's procedures and systems into the acquired stores and additional office personal needed to handle the current growth and near term future growth.

           Operating loss of the Company was $22,070 for Fiscal 1998, compared to an operating profit of $145,448 for Fiscal 1997. Net loss for Fiscal 1998 was $156,657 compared to net income of $318,878 for Fiscal 1997. The decrease in operating profits and net income resulted from the increase in general and administrative expenses associated with the acquisition and opening of stores.

          Other income (expense) was primarily attributable to the sale of the Company's subsidiaries, SBK Franchise Systems Inc and Sobik's Restaurant Corporation for $1.1 million resulting in a pretax gain of $536,237, which comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirers common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with Jreck, which extended the maturity date until June 30, 1999. The Company received additional 56,857 shares of Jreck stock as an extension fee. Although management believed the note will be collected, the maker of the note is dependent upon an equity offering or positive results from the SBK assets sold to repay the note. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting pretax gain of $536,237 is included in other income. This gain was offset by non-recurring charges of $357,281 and interest expense of $199,448.

         During Fiscal 1998, the Company recorded an income tax provision of $114,095, primarily attributable to the utilization of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for Fiscal 1999 was $ 862,292 as compared to $1,152,891 for Fiscal 1998. The decrease in operating cash flow was primarily attributable to the increase in the level of earnings before depreciation and amortization of $778,051 in Fiscal 1999 as compared to $277,722 in fiscal 1998 offset by a lower level of increase in accounts payable of $87,610 in Fiscal 1999 as compared to a $1,433,688 in Fiscal 1998.There was also higher cash usage for inventories and deposits.

         At September 30, 1999, the Company had current assets of $733,470 and total assets of $20,387,942 compared to current assets of approximately $1,785,778 and total assets of approximately $11,357,543 at September 30, 1998. The increase in total assets resulted from the Company's acquisition of ten Popeye's restaurants in Baton Rogue, Louisiana and nine Popeye's restaurant in St. Louis, Missouri.

         Net cash used in investing activities was $10,419,571 for Fiscal 1999 as compared to $1,853,974 for Fiscal 1998. The increase was primarily attributable to the acquisition of restaurants in the amount of $ 19,718,278 and the funds spent in connection with the Company's remodeling program of $ 5,022,163 offset by proceeds from the sale-leaseback of restaurants in the amount of $ 14,430, 370. The Company expects to make a lower investment in the remodeling program in Fiscal 2000.

         Net cash provided by financing activities was $8,401,274 for Fiscal 1999 as compared to net cash provided by financing activities for Fiscal 1998 of $2,224,998 The increase resulted primarily from the proceeds from new debt of $9,076,360, which was offset by the reduction of existing debt of $340,666.

         The Company believes that cash generated from operations, including the full year effect of the Fiscal 1999 acquisitions and the availability of its existing lines of credit which amounts to $100,000 as of September 30, 1999, will be sufficient to fund its current operations. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion during Fiscal 2000. However, there can be no assurance that the Company will be able to obtain such capital on terms acceptable to the Company. No significant expenditures are anticipated to be required for renovations during Fiscal 2000.

         During Fiscal 1999, the company completed sale-leaseback transactions with Franchise Finance Corporation of America ("FFCA"). In March 1999, the Company entered into a $12.8 million sale-leaseback with FFCA as it related to the acquisition of nineteen stores in Baton Rouge, La and St. Louis, Mo and a new store in Lauderdale Lakes Florida. In July and August 1999, the Company entered into a $1.6 million sale-leaseback with FFCA as it related to two new stores in Birmingham Alabama and one in Ft. Pierce, Florida.

          The Company will also own land on a short-term basis for the construction of new stores. After the store opens, the Company will sell the real estate under a formal sale-leaseback commitment. As of September 30, 1999, the Company had one store in early stages of development under this type of arrangement. This future store is located in South Florida.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Currently, the Company has one reporting segment and therefore the impact of adopting SFAS No. 130 was immaterial.

         In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

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

         The Company's State of Readiness. The Company has established a plan to
(1) test its financial and information systems to evaluate Year 2000 compliance,
(2) assess its technology systems that utilize embedded technology such as micro-controllers in the point of sale equipment in all stores, (3) determine the readiness of third parties such as critical vendors ,utility companies, telecommunication companies, banks and other third party suppliers. The Company has completed the testing and assessment of its financial and information systems including the technology systems that utilize embedded technology. The Company hired an external consultant to review the technology systems and new released software that was Year 2000 compliant was installed. The Company has determined that the point of sale equipment in all 54 restaurants is Year 2000 compliant.

         Costs to address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 plan as the costs are incurred except for costs that the Company would otherwise capitalize in the normal course of business. Management does not expect that the costs associated with its Year 2000 Plan to have a material adverse affect its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities, and believes that each vendor will be compliant for Year 2000 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available.

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

         The Company's Contingency Plans. The Company's Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a year 2000 related disruption. The Company plans to focus on supply chains, staffing and unit readiness. Supply chain contingencies include increasing unit inventories by 10% for core food and paper items during the week of December 27,1999. Staffing and unit readiness contingencies include readiness, closing and opening checklists for Managers and Supervisors. Additionally several communication alternatives have been specified to include phone trees and Y2K voice mail messages. If telecommunications are not available, the managers and Supervisors have been given opening decision guidelines to determine appropriate action and communication to designated resources is to occur as soon as phone service is restored.

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

         In addition to factors discussed in this Form 10-KSB, among the other factors that could cause the Company's results to differ materially are: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions and construction schedules and risks that sales growth resulting from the Company's current and future remodeling can be sustained at the current levels experienced.

         For a further description of some of these factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" below.

RISK FACTORS

         DEPENDENCE ON EXECUTIVE OFFICERS. The Company is dependent upon the efforts and abilities of Robert Berg, its Chief Executive Officer, Chairman of the Board, and Steven Wemple, its President and Chief Operating Officer. The loss of the services of either Messrs. Berg or Wemple would have a material adverse effect upon the Company's business and future prospects. In addition, in order to successfully implement its proposed expansion and manage anticipated growth, the Company will be dependent upon its ability to retain existing and hire additional qualified management and other personnel, including certain executive officers. The competition for qualified management and other personnel in the restaurant industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire the necessary personnel. The Company will also be dependent on its ability to hire and train hourly employees. In recent years, the restaurant industry has experienced a shortage in the availability of qualified restaurant personnel, which could have an adverse effect on the Company.

         COMPETITION IN THE RESTAURANT INDUSTRY. The Company's restaurants face intense competition from quick-and full-service restaurants and, in particular, from chains with operating concepts similar to those of the Company. Management believes that its primary competitors are other national fried chicken chains, including KFC/registered trademark/, Church's Fried Chicken/registered trademark/ and Pollo Tropical/registered trademark/. In general, the restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs and the availability of an adequate number of hourly-paid employees also affect the restaurant industry. Major chains, which have substantial financial resources and longer operating histories, dominate the restaurant industry. There can be no assurance that consumers will regard the Company's menu items as significantly distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully in any given market.

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

CERTAIN FACTORS AFFECTING THE QUICK-SERVICE RESTAURANT INDUSTRY.

         The Company is required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "discount-pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions Continuing or sustained price discounting in the fast food industry could have an adverse effect on the Company.

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

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current executive officers and directors of the Company are, as follows:

         NAME                      AGE              POSITION
         ----                      ---              --------

         Robert S. Berg            41               Chairman of the Board,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

         Steven M. Wemple          48               President and Chief
                                                    Operating Officer, Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. As of September 30, 1999, There were no outside Directors. The following sets forth-certain biographical information with respect to the executive officers of the Company:

         Robert S. Berg has served as Chairman of the Board and Chief Executive Officer of the Company since April 1996. Since 1987, Mr. Berg has served as President of Sailormen, Inc.

         Steven M. Wemple has served as the President and Chief Operating Officer of the Company and as a director since April 1996. Mr. Wemple is in charge of all operational matters relating to the Company's business. Since 1985, Mr. Wemple has served as Vice-President of Sailormen ,Inc.

         There are no family relationships among any of the executive officers or directors of the Company. With the exception of Mr. Berg, (see "Item
         3. Legal Proceedings ") none of the executive officers of the Company is subject to any legal proceedings.

ITEM 9. EXECUTIVE COMPENSATION

         Below is the aggregate annual remuneration of each of the executive officers of the Company. In 1998, the Company's had outside directors, who were compensated for their services and received shares of the Company's common stock valued at $1,000 per meeting.

CASH COMPENSATION

         The following table shows, for the two-year period ended September 30, 1999, cash and other compensation paid to each of the executive officers of the Company.


                           SUMMARY COMPENSATION TABLE
                        OPTION GRANTS IN LAST FISCAL YEAR

NAME AND                                             OTHER ANNUAL  OPTIONS/
PRINCIPAL POSITION       PERIOD     SALARY  BONUS    COMPENSATION   AWARDS      SAR'S(#)     LTIP
------------------       ------     ------  -----    ------------   ------      --------     ----
Robert S. Berg             1999    $328,580   $ 0      $4,165(1)      $0          $0           $0
Chairman of the Board      1998    $233,451   $ 0      $4,187(1)      $0          $0           $0
Chief Executive Officer
Chief Financial Officer

Steve M. Wemple            1999    $298,863   $ 0      $4,316(2)      $0          $0           $0
President and Chief        1998    $203,265   $ 0      $4,337(2)      $0          $0           $0
Operating Officer,
Director

(1) Represents premiums for health insurance.
(2) Represents premiums for health insurance.


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth-certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1999 (a) by each person known to the Company to own beneficially more than 5% of any class of the Company's securities and (b) by each of the Company's officers and directors and by all officers and directors of the Company as a group. As of September 30,1999, there were 5,717,484 shares of Common Stock of the Company issued and outstanding. The address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME AND ADDRESS                     SHARES OF RECORD AND          PERCENT
OF OWNER                              BENEFICIALLY OWNED          OF CLASS
--------                              ------------------          --------

Robert S. Berg                           1,674,583                 29.3%
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer

Steven M. Wemple                           919,584                 16.1%
President and Chief Operating
Officer, Director

Andrew J. Nichols                          542,500                  9.5%

Kenneth Cramer                             388,000                  6.8%

All Officers and Directors
as a Group (2 persons)                   2,594,167                 45.4%
                                         =========                ======

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc.("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this section. In Fiscal Years 1999 and 1998, the Company paid $440,000 and $453,000 respectively, to Elk River for its services. In September 1997, the Company signed a twelve-month lease agreement providing for the Company's exclusive use of Elk River's sole aircraft at a monthly rental of approximately $33,000 plus operating costs including insurance, repairs, maintenance and pilot costs. Upon signing the lease the Company gave Elk River a refundable security deposit of approximately $160,000. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in four states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of October 1,1998, the company had a new agreement with Elk River. The Company was charged the rate of a flat $1,100 per hour of usage, on an as needed basis. Subsequently, the lease rate was adjusted to $1,500 per hour in June 1999. The Company is not responsible for any other operating expenses of the plane.

       In 1998, The Company leased equipment from First Southern Financial Corporation, a Florida corporation controlled by Messrs. Berg and Wemple. The Company paid First Southern Financial Corporation, the sum of approximately $900 per month for the equipment. In association with the refinancing of its debt, the Company purchased all leased equipment from First Southern Financial Corporation and terminated all its leases.

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

        10.3 Franchise Agreement between SBK Franchise Systems. Inc and Sailormen, Inc dated March 2, 1995 (1)

        10.4 Exclusive Trademark Licensing Agreements between Sobik's, Sandwich Shops, Inc, and SBK Franchise Systems, Inc. dated March 1, 1993

        10.5 Agreement and Plan of Reorganization between Sobik's Subs, Inc. and Sailormen, Inc dated January 22, 1996. (1).

        10.6    List of Sobik's Subs Franchisees. (1)

        10.7 Exchange Agreement between FD Chemicals, Inc. and SBK Franchise Systems, Inc. dated June 19, 1995. (1)

        10.8 Agreement between Robert S. Berg, Steven M. Wemple, James S. Byrd, Norman Kaufman and Sobik's Subs, Inc dated June 25, 1996.
                (1)

        21.1    Subsidiaries  of Sobik's Subs, Inc (1)

        27.1    Financial Data Schedule

         -------------------------------------------------------

         (1) Incorporated herein by reference to Form 10-KBS under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, on this 30 day of November 30, 1999, thereunto duly authorized.

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

                                  STEVEN WEMPLE

                                  By: STEVEN WEMPLE

                                  Steven Wemple, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

     SIGNATURE                      TITLE                               DATE

ROBERT S. BERG              Director, Chairman of the Board            11/30/99
                              Chief Executive Officer

STEVEN M. WEMPLE            Director, President, Chief Operating       11/30/99
                              Officer, Secretary and Treasurer

                            INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Certified Public Accountants                   F-2

Consolidated Financial Statements:

        Consolidated Balance Sheets                                  F-3 - F-4

        Consolidated Statements of Operations                        F-5

        Consolidated Statements of Stockholders' Equity              F-6

        Consolidated Statements of Cash Flows                        F-7 - F-8

Notes to Consolidated Financial Statements                           F-9 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Interfoods of America, Inc.:

We have audited the accompanying consolidated balance sheets of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. and subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
    November 9, 1999.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                     ASSETS                                        1999            1998
                     ------                                    -----------     -----------
Current assets:
     Cash and cash equivalents                                 $   367,910     $ 1,523,915
     Accounts receivable                                            17,198          42,118
     Inventories                                                   278,169         120,396
     Prepaid expenses                                               70,193          48,544
     Deferred taxes                                                     --          50,805
                                                               -----------     -----------

           Total current assets                                    733,470       1,785,778
                                                               -----------     -----------

Property and equipment, net                                     11,303,129       6,077,343
                                                               -----------     -----------
Other assets:
     Deposits                                                      342,832         272,012
     Goodwill, less accumulated amortization of
       $285,682 and $152,824 in 1999 and 1998,respectively       6,998,611       2,442,527
     Other intangible assets, less accumulated
       amortization of $220,247 and $196,610 in
       1999 and 1998,respectively                                  427,119         171,266
     Investment in JRECK                                           217,191         400,000
     Debt issuance costs                                           310,590         101,117
     Other assets                                                   55,000         107,500
                                                               -----------     -----------

           Total other assets                                    8,351,343       3,494,422
                                                               -----------     -----------

           Total assets                                        $20,387,942     $11,357,543
                                                               ===========     ===========


                                   (Continued)


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                   (Continued)

                                                                            1999              1998
                                                                        ------------      ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              $  3,149,618      $  2,665,805
     Current portion of long-term debt                                       794,923           390,399
     Current portion of deferred income on
       sale-leaseback transactions                                            45,248            41,894
                                                                        ------------      ------------

           Total current liabilities                                       3,989,789         3,098,098

Long-term debt, net of current portion                                    12,043,867         3,712,697
Deferred taxes                                                                79,565                --
Deferred income on sale-leaseback transactions,

     net of current portion                                                  753,665           795,993
                                                                        ------------      ------------

           Total liabilities                                              16,866,886         7,606,788
                                                                        ------------      ------------

Mandatorily redeemable preferred stock:
     Restricted Class A stock, nonvoting, 6% annual dividend,
       228,640 shares authorized, 0 shares and 28,580 shares issued
       and outstanding in 1999 and 1998                                           --            50,000
                                                                        ------------      ------------
     Restricted Class B stock, nonvoting, 430,000 shares
       authorized, 285,000 and 345,000 shares issued and
       outstanding in 1999 and 1998                                          285,000           345,000
                                                                        ------------      ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 8,270,817 and 8,262,405
       shares issued in 1999 and 1998, respectively, and
       5,717,484 and 5,709,072 shares outstanding
       in 1999 and 1998                                                        8,271             8,262
     Additional paid-in capital                                            4,349,093         4,321,727
     Accumulated deficit                                                    (393,040)         (245,966)
     Treasury stock, at cost, 2,553,333 shares                              (728,268)         (728,268)
                                                                        ------------      ------------

           Total stockholders' equity                                      3,236,056         3,355,755
                                                                        ------------      ------------

           Total liabilities and stockholders' equity                   $ 20,387,942      $ 11,357,543
                                                                        ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                          1999               1998
                                                                      ------------      ------------
Revenues:
     Restaurant sales                                                 $ 37,796,392      $ 18,302,766
     Royalties and fees                                                         --            42,214
                                                                      ------------      ------------

           Total revenues                                               37,796,392        18,344,980
                                                                      ------------      ------------

Costs and operating expenses:
     Cost of restaurant operations                                      31,738,872        15,442,636
     General and administrative expenses                                 3,992,330         2,646,692
     Depreciation and amortization                                         778,051           277,722
                                                                      ------------      ------------

           Total costs and operating expenses                           36,509,253        18,367,050
                                                                      ------------      ------------

           Operating profit (loss)                                       1,287,139           (22,070)
                                                                      ------------      ------------

Other income (expense):
     Write down of investment in JRECK/Gain on sale of subsidiary         (182,809)          536,237
     Interest expense                                                     (892,906)         (199,448)
     Other expense                                                        (227,378)         (357,281)
                                                                      ------------      ------------

           Total other expense                                          (1,303,093)          (20,492)
                                                                      ------------      ------------

           Loss before income tax provision                                (15,954)          (42,562)

Income tax provision                                                      (130,370)         (114,095)
                                                                      ------------      ------------

           Net loss                                                   $   (146,324)     $   (156,657)
                                                                      ============      ============

Net loss per share - basic and diluted, less
     preferred stock dividends of $750 and
     $10,000, in 1999 and 1998, respectively                          $      (0.03)     $      (0.03)
                                                                      ============      ============

Weighted average shares outstanding:

     Basic and diluted                                                   5,713,658         5,597,366
                                                                      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                            COMMON STOCK                ADDITIONAL
                                                                        PAID-IN       ACCUMULATED    TREASURY
                                              SHARES         AMOUNT     CAPITAL       DEFICIT        STOCK          TOTAL
                                            -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1997                   8,079,979   $     8,080   $ 4,197,189   $   (79,309)   $  (728,268)   $ 3,397,692

     Net loss                                        --            --            --      (156,657)            --       (156,657)

     Preferred stock - Class A dividend              --            --            --       (10,000)            --        (10,000)

     Common stock issued in acquisition         142,857           143        99,857            --             --        100,000

     Common stock issued to employees
     and board of directors                      39,569            39        24,681            --             --         24,720

                                            -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1998                   8,262,405         8,262     4,321,727      (245,966)      (728,268)     3,355,755

        Net loss                                     --            --            --      (146,324)            --       (146,324)

     Preferred stock - Class A dividend              --            --            --          (750)            --           (750)

     Common stock issued to employees             8,412             9        27,366            --             --         27,375
                                            -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1999                   8,270,817   $     8,271   $ 4,349,093   $  (393,040)   $  (728,268)   $ 3,236,056
                                            ===========   ===========   ===========   ===========    ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                 1999               1998
                                                                             ------------      ------------
Cash flows from operating activities:
     Net loss                                                                $   (146,324)     $   (156,657)
     Adjustments to reconcile net loss to net
       cash provided by operating activities-
         Depreciation and amortization                                            778,051           277,722
         Deferred income tax expense                                              130,370           114,095
         Amortization of deferred income                                          (38,974)          (88,996)
         Amortization of debt issuance costs                                       14,197                --
         Write down of investment in JRECK/(Gain) on sale of subsidiary           182,809          (536,237)
         Common stock issued to employees and board of directors                   27,375            24,720
         Changes in assets and liabilities:
           Accounts receivable                                                     24,920            73,624
           Inventories                                                           (157,773)           (4,125)
           Prepaid expenses                                                       (21,649)           63,447
           Deposits                                                               (70,820)           59,110
           Other assets                                                            52,500          (107,500)
           Accounts payable and accrued expenses                                   87,610         1,433,688
                                                                             ------------      ------------

                    Net cash provided by operating activities                     862,292         1,152,891
                                                                             ------------      ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                          (19,718,278)       (5,350,000)
     Proceeds from sale/leaseback                                              14,430,370         5,130,000
     Capital expenditures                                                      (5,022,163)       (1,881,485)
     Proceeds from sale of SBK                                                         --           136,237
     Proceeds from sale of equipment                                                   --            85,000
     Acquisition of other intangible assets                                      (109,500)               --
Due from affiliates                                                                    --            26,274
                                                                             ------------      ------------

                    Net cash used in investing activities                     (10,419,571)       (1,853,974)
                                                                             ------------      ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                               9,076,360         3,147,262
     Repayment of long-term debt                                                 (340,666)         (547,397)
     Redemption of Restricted Class A Preferred stock                             (50,000)         (203,750)
     Redemption of Restricted Class B Preferred stock                             (60,000)          (60,000)
     Preferred stock - Class A dividend                                              (750)          (10,000)
     Debt issuance costs                                                         (223,670)         (101,117)
                                                                             ------------      ------------

                    Net cash provided by financing activities                   8,401,274         2,224,998
                                                                             ------------      ------------

                    Net increase (decrease) in cash and cash equivalents       (1,156,005)        1,523,915

Cash and cash equivalents:
     Beginning of period                                                        1,523,915                --
     End of period                                                           $    367,910      $  1,523,915
                                                                             ============      ============


                                   (Continued)
                                       F-7


                    INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                      (Continued)

                                                             1999               1998
                                                         ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

       Interest paid                                     $    778,710      $    188,445
                                                         ============      ============

       Income taxes paid                                 $     12,211      $          0
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
       Net assets and assumed certain liabilities of
         acquired businesses-
           Total assets                                  $ 20,114,481      $  5,500,000
           Total liabilities assumed                         (396,203)          (50,000)
           Amount paid through issuance of equity                   0          (100,000)
                                                         ------------      ------------

           Net cash paid                                 $ 19,718,278      $  5,350,000
                                                         ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

The accompanying consolidated financial statements include the accounts of Interfoods of America, Inc. ("Interfoods" or the "Company" formerly known as Sobik's Subs, Inc.) and its wholly owned subsidiaries, SBK Franchise Systems, Inc. ("SBK"), Sobik's Restaurant Corp. ("Restaurant"), Tropic Foods Ltd. and Sailormen, Inc. ("Sailormen"). In September 1996, the Company changed its name from Sobik's Subs, Inc. to Interfoods of America, Inc.

SBK was engaged in franchise sales of a system of business of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs." The Company sold SBK and Restaurant in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with JRECK, which extended the maturity date until June 30, 1999. The Company received additional 56,857 shares of JRECK stock as an extension fee. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting net gain of $536,237 is included as a component of other income (expense) in the accompanying 1998 consolidated statement of operations. On June 11,1999, a new agreement was reached with JRECK relating to the promissory note and stock options. A new note for $ 200,000 was signed. The existing investment in JRECK stock was written down to market value and the Company also received additional 700,187 shares of JRECK stock. Management has elected to fully reserve the $ 200,000 note. The 1999 financials statements include expenses of $ 182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by SFAS 115 " Accounting for Certain Investments in Debt and Equity Securities."

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of restaurant food items.

REVENUE RECOGNITION

Restaurant sales are recognized at time of sale with delivery of product to the customer.

PROPERTY AND EQUIPMENT

Furniture and equipment acquired in exchange for restricted common stock is recorded at the fair market value of the assets acquired. All other property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

             Building                    40 years
             Leasehold improvements      Lesser of 20 years or life of lease
             Furniture and equipment     10 years

START-UP COSTS

The Company currently expenses costs relating to new restaurant start-up activities. Such costs include training and labor costs prior to opening a new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires the write-off of all previously capitalized start-up costs. The effective date of SOP 98-5 is for fiscal years beginning after December 15, 1998. The Company is required to adopt SOP 98-5 in Fiscal 2000. In Fiscal 1999, the Company expensed approximately $60,000 of start-up costs. As of September 30, 1999, the Company had no remaining capitalized start-up costs.

INTANGIBLE ASSETS

Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other intangible assets are recorded at cost and consist of franchise rights, which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years and may be extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The franchise agreement terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment was present at September 30, 1999.

DEBT ISSUANCE COSTS

The costs of obtaining financing are deferred and included as debt issuance costs in the accompanying consolidated balance sheets and are amortized over the term of the loan to which such costs relate.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Since the Company has only one operating segment, the adoption of SFAS No. 131 does not impact the Company.

In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Since the Company does not hold any derivative instruments, management believes the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

2.      ACQUISITIONS

The Company made two acquisitions in Fiscal 1999. Consideration for these acquisitions was cash, which was generated by sale-leasebacks and long term debt financing. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. The operations of the acquired businesses have been included in the Company's consolidated statement of operations since the date of each respective acquisition.

The following table sets forth businesses acquired during 1999 and the consideration paid:

                                             DATE OF                 TOTAL
         NAME OF BUSINESS                  ACQUISITION           CONSIDERATION

                                                                 (In Thousands)

      TMC FOODS L.L.C.                     March   8,1999             $9,250
      Tex Mo / San Nan Corporations        March 22,1999              10,601
                                                                      ------

                                                                     $19,851

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

      Assets, including cash                                         $15,380
      Goodwill                                                         4,689
      Other intangibles                                                  178
      Liabilities assumed                                                396

The following table sets forth the unaudited pro forma consolidated results of operations for the years ended September 30, 1999 and 1998 giving effect to the above acquisitions as if such acquisitions had occurred on October 1, 1998 and 1997 (in thousands, except per share data):

                                     1999(UNAUDITED)      1998(UNAUDITED)

Revenues                                 $46,457             $35,864
Net income                                   588                 152
Basic and diluted earnings per share     $  0.10             $  0.03

The above unaudited pro forma consolidated results are based upon certain assumptions and estimates, which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the Company been in existence and had the acquisitions been consummated on October 1, 1998 and 1997, nor are they necessarily indicative of results which will be reported in the future.

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:


                                                                                            1999              1998
                                                                                    ------------      ------------

           Land                                                                     $    305,000       $        --
           Building                                                                      397,694                --
           Leasehold improvements                                                      4,736,715         1,852,282
           Furniture and equipment                                                     6,990,436         4,060,483
           Construction in progress                                                       33,138           710,629
                                                                                    ------------      ------------

                                                                                      12,462,983         6,623,394
           Less - accumulated depreciation
                         and amortization                                             (1,159,854)         (546,051)
                                                                                    ------------      ------------

                                                                                    $ 11,303,129      $  6,077,343
                                                                                    ============      ============

4.      PREPAID EXPENSES

Prepaid expenses consist of the following at September 30:

                                                                                            1999              1998
                                                                                    ------------      ------------

           Insurance                                                                $     69,113      $     21,959
           Other                                                                           1,080            26,585
                                                                                    ------------      ------------

                         Total prepaid expenses                                     $     70,193      $     48,544
                                                                                    ============      ============

5       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30:

                                                                                            1999              1998
                                                                                    ------------      ------------

           Accounts payable                                                         $  1,859,161      $  1,614,943
           Accrued payroll                                                               442,772           209,290
           Accrued property taxes                                                        332,208           155,834
           Accrued payroll and sales taxes                                               315,008           300,788
           Other                                                                         200,469           384,950
                                                                                    ------------      ------------

                         Total accounts payable and

                              accrued expenses                                      $  3,149,618      $  2,665,805
                                                                                    ============      ============

6.    LONG-TERM DEBT

Long-term debt consists of the following at September 30:


                                                                                1999                        1998
                                                                                ----                        ----
      Note payable to a financial institution, payable
      in monthly installments of $17,996 including
      fixed interest at 10.75%. The note matures in
      July 2007. Secured by certain of the Company
      assets.                                                                 $1,132,428                  $1,221,388

      Notes payable to a financial institution, payable in
      monthly installments totaling $26,584 including
      interest at 8.68% through October 2013. Secured
      By certain of the Company's assets.                                      2,588,482                   2,671,000

      Annual lines of credit with a financial institution
      for borrowings of $350,000. Interest is payable
      monthly at variable interest rate of 8.25% with
      the principal balance due December 20, 1999,
      subject to annual renewal approval by the
      financial institution. Secured by substantially
      all Company assets.                                                        250,000                      210,708

      Notes payable to a financial institution, due in
      monthly installments totaling $39,178 including
      interest at 9.65% through April 2014 . Secured
      by certain of the Company's assets.                                      3,443,943                          --

      Notes payable to a financial institution, due in
      monthly installments totaling $46,990 including
      interest at 9.50% through April 2014 . Secured
      by certain of the  Company's assets.                                     4,442,268                          --

      Mortgage payable to a financial institution, due in
      monthly installments totaling $5,612 including
      variable interest of 9.18% at September 30,1999
      through December 2017. Secured by land and
      building                                                                  590,836                          --


                                  ( Continued )
                                      F-15


      Equipment notes payable to a financial institution,
      due in monthly installments totaling $1,673 including
      interest at 10.25% through April 2006 . Secured
      by certain of the Company's assets                              94,980                --

      Equipment notes payable to a financial institution,
      due in monthly installments totaling $3,320 including
      interest at 10 % through August 2006 . Secured
      by certain of the Company's assets                             196,680                --

      Equipment notes payable to a financial institution,
      due in monthly installments totaling $1,660 including
      interest at 10 % through September 2006 . Secured
      by certain of the Company's assets                              99,173                --
                                                                ------------      ------------

                                                                  12,838,790         4,103,096

      Less - current portion                                        (794,923)         (390,399)
                                                                ------------      ------------

      Long-term debt                                            $ 12,043,867      $  3,712,697
                                                                ============      ============


Annual maturities of long-term debt as of September 30, 1999 are as follows:

           2000                                                    $794,923
           2001                                                     599,956
           2002                                                     660,571
           2003                                                     727,344
           2004                                                     800,897
           Thereafter                                             9,255,099
                                                                  ---------
                                                                $12,838,790

         The two new notes payable from American Commercial Capital in Fiscal 1999 include certain restrictive covenants, including maintenance of certain prescribed debt and fixed charge coverage ratios and limitation on the incurrence of additional indebtedness without prior written consent. As of September 30, 1999, management believes that the Company was in compliance with the restrictive covenants.

7.      COMMON AND PREFERRED STOCK

On April 22, 1997, the Company purchased 1,030,000 shares of its common stock from a former director in exchange for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock, which are redeemable monthly at a rate of 5,000 shares for $5,000 per month for 86 months. During the two years ended September 30, 1999 and 1998, the Company redeemed 60,000 of these preferred shares for $60,000.

During 1998, the Company issued 5,731 shares of common stock to its board of directors. Also in 1998, the Company issued 33,838 shares of common stock to its employees as bonuses. Compensation expense of $24,720 was recorded in connection with this issuance.

In October 1998, the Company redeemed its Class A Preferred Stock for $50,000.

In 1999, the Company issued 8,412 shares of common stock to its employees as bonuses. Compensation expense of $27,375 was recorded in connection with this issuance.

8.      RELATED PARTY TRANSACTIONS

On September 8, 1997, the Company entered into an aircraft lease agreement with Elk River Aviation, Inc., an affiliate controlled by the Company's CEO and President. The lease term was for a 12-month period beginning October 1, 1997 and was terminated on September 1, 1998. Monthly rental was $33,066, plus sales tax and the Company was required to pay all operating costs and maintain certain minimum insurance coverages on the aircraft. During the current year, the Company, under a new lease, agreed to pay an amount of $1,100 per hour on an as needed basis for usage of the airplane. Elk River was responsible for all operating expenses such as pilot salary, insurance, fuel, and maintenance. Subsequently, the lease rate was amended to $1,500 per hour in June 1999. The Company incurred expenses related to the use of the airplane of approximately $440,000 and $453,000 in 1999 and 1998, respectively. The lease and periodic use of an aircraft requires a deposit of $160,438 which is included as a component of deposits in the accompanying consolidated balance sheets as of September 30, 1999 and 1998.

In 1998, The Company leased equipment from First Southern Financial Corporation., a Florida corporation controlled by the Company's Chief Executive officer and President and Chief Operating Officer. The Company paid First Southern Financial Corporation, the sum of approximately $900 per month for the equipment it leased. In association with the refinancing of its debt, the Company purchased all leased equipment from First Southern Financial Corporation and terminated all its leases.

On December 11, 1997, the Company entered into a lease agreement with a company controlled by J. Russell Jones, a former Director of the Company, for a Popeye's restaurant located in Baton Rouge, Louisiana. The lease was a long-term lease with a purchase option. The Company purchased and sold, in a sale-leaseback transaction, the restaurant's property and thereby terminated such lease.

9.      INCOME TAXES

The components of the provision benefit for federal income taxes for 1999 and 1998 are as follows:

                                                           1999         1998
                                                       -----------   ---------

           Current                                      $      --    $      --
           Deferred                                      (130,370)    (114,095)
                                                       -----------   ---------

                                                        $(130,370)   $(114,095)
                                                       ===========   =========

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below:

                                                          1999          1998
                                                       -----------   ---------
           Depreciation and amortization               $(607,481)    $(152,559)
           Gain deferred for book purposes               106,916       164,715
           Capital losses                                 98,705            --
           Other                                         (14,941)       (1,956)
           Net operating loss carryforward               337,236        40,605
                                                       -----------   ---------

           Net deferred income tax asset (liability)   $  (79,565)   $  50,805
                                                       ===========   =========

At September 30, 1999 and 1998, the Company had net operating loss carry forwards available to offset future taxable income and tax liabilities of approximately $991,870 and $ 119,400, respectively.

The effective income tax benefit on pre-tax loss differed from the provision computed at the U.S. Federal statutory rate for the following reasons:

                                                      1999          1998
                                                      ----          ----
    Benefit computed at Federal
          statutory rate of 34%                   $  5,302       $14,471
    Non-deductible goodwill                       (37,824)      (19,808)
    State income taxes, net of federal benefit     (4,152)            --
    Penalties                                     (31,063)            --
    Utilization of net operating losses                 --     (124,295)
    Other                                         (62,633)        15,537
                                                ----------    ----------

                                                $(130,370)    $(114,095)
                                                ==========    ==========

10.  COMMITMENTS AND CONTINGENCIES

a.  Office and Store Leases

During September 1996, under a sale-leaseback agreement, the Company sold five owned stores (land and buildings) for $2,230,000 and leased them back under twenty-year operating lease agreements. The transactions resulted in a total gain of $309,741, which has been deferred and is being amortized over the twenty-year lease terms. Proceeds from the sale were used to pay off existing notes payable and other current liabilities. During December 1996, under a sale-leaseback agreement, the Company sold a store for $425,000 and leased the store back under a twenty-year operating lease. The transaction has resulted in a gain of $100,000, which has been deferred and is being amortized over the twenty-year lease term.

During December 1997, under a sale-leaseback agreement, the Company sold eight owned stores (land and buildings) for approximately $3,700,000 and leased them back under twenty-year operating lease agreements. The transactions resulted in a gain of approximately $530,000, which is being amortized over the twenty-year lease term. During July 1998, under a sale and leaseback agreement, the Company sold two owned stores (land and buildings) for $1,650,000 and leased them back under twenty-year operating lease agreements.

During March 1999, under a sale-leaseback agreement, the Company sold twenty owned stores (land and buildings) for approximately $12,800,000 and leased them back under twenty-year operating lease agreements. During July 1999, under a sale and leaseback agreement, the Company sold two owned stores (land and buildings) for $1,100,000 and leased them back under twenty-year operating lease agreements. During August 1999, under a sale-leaseback agreement, the Company sold one owned store (land and building) for $530,370 and leased it back under a twenty-year operating lease agreement.

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 1999, are as follows:

           2000                                  $3,060,000
           2001                                   3,033,000
           2002                                   3,063,000
           2003                                   3,042,000
           2004                                   2,974,000
           Thereafter                            41,484,000
                                                -----------
                                                $56,656,000
                                                ===========
Rent expense for the years ended September 30, 1999 and 1998 was $2,525,779 and $1,511,228, respectively.

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

11.  SUBSEQUENT EVENTS

The Company entered into an asset purchase agreement to acquire thirty-seven Popeye's restaurants. The closing of this acquisition is subject to a number of factors including completion of due diligence. The Company anticipates closing this transaction in the second quarter of Fiscal 2000.

EXHIBIT             DESCRIPTION
-------             -----------

 27.1               Financial Data Schedule