Form 10QSB
period 1999-12-31
INTERFOODS OF AMERICA INC
filed 2000-02-09
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number: 000-21093

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
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

Check whether the issuer (1) has filed all reports required to be filed by _____ ____________________ section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of FEBRUARY 1, 2000 there were 5,717,484 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I.  Financial Information                                           PAGE(S)
                                                                         -------
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at December 31, 1999
               (unaudited) and September 30, 1999                             1

             Condensed Consolidated Statements of Operations for the three
               months ended December 31, 1999 and 1998 (unaudited)            2

             Condensed Consolidated Statements of Stockholders' Equity for
               the three months ended December 31, 1999 (unaudited)
               and for the year ended September 30, 1999                      3

             Condensed Consolidated Statements of Cash Flows for the three
               months ended December 31, 1999 and 1998 (unaudited)           4-5

             Notes to the Condensed Consolidated Financial Statements
              (unaudited)                                                     6

     Item 2. Management's Discussion and Analysis                            7-9

Part II. Other Information

     Item 1. Legal Proceedings                                                10

             Signatures                                                       10

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, AND SEPTEMBER 30, 1999

                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                1999               1999
                                                             (UNAUDITED)
                                                             ------------      -------------
                                    ASSETS:
Current assets:
     Cash and cash equivalents                               $  2,373,539      $    367,910
     Accounts receivable                                          302,444            17,198
     Inventories                                                  275,321           278,169
     Prepaid expenses                                             183,304            70,193
                                                             ------------      ------------
           Total current assets                                 3,134,608           733,470
                                                             ------------      ------------
Property and equipment, net                                    11,168,108        11,303,129
                                                             ------------      ------------
Other assets:
     Deposits                                                     474,123           342,832
     Goodwill, less accumulated amortization of
     $331,614 and $285,682, respectively                        6,952,679         6,998,611
     Other intangible assets, less accumulated
     amortization of $228,063 and $220,247, respectively          419,303           427,119
     Investment in JRECK                                           94,431           217,191
     Debt issuance costs                                          303,372           310,590
     Other assets                                                  51,562            55,000
                                                             ------------      ------------
           Total other assets                                   8,295,470         8,351,343
                                                             ------------      ------------
           Total assets                                      $ 22,598,186      $ 20,387,942
                                                             ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable and accrued expenses                   $  2,889,627      $  3,149,618
     Current portion of advanced vendor rebates                   794,430                 -
     Current portion of long-term debt                          1,209,136           794,923
     Current portion of deferred income on
       sale-leaseback transactions                                 45,248            45,248
                                                             ------------      ------------
           Total current liabilities                            4,938,441         3,989,789

Long-term debt, net of current portion                         11,898,556        12,043,867
Advanced vendor rebates, net of current portion                   969,150                 -
Deferred taxes                                                    237,347            79,565
Deferred income on sale-leaseback transactions,
     net of current portion                                       742,352           753,665
                                                             ------------      ------------
           Total liabilities                                   18,785,846        16,866,886
                                                             ------------      ------------

Mandatorily redeemable preferred stock class B                    270,000           285,000
                                                             ------------      ------------
Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 8,270,817 shares issued
       and 5,717,484 shares outstanding                             8,271             8,271
       Additional paid-in capital                               4,349,093         4,349,093
     Accumulated deficit                                          (86,756)         (393,040)
     Treasury stock, at cost, 2,553,333 shares                   (728,268)         (728,268)
                                                             ------------      ------------
           Total stockholders' equity                           3,542,340         3,236,056
                                                             ------------      ------------
           Total liabilities and stockholders' equity        $ 22,598,186      $ 20,387,942
                                                             ============      ============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                1999               1998
                                                             ------------      ------------
Revenues:
     Restaurant sales                                        $ 12,494,684      $  6,042,873
                                                             ------------      ------------
Costs and operating expenses:
     Cost of restaurant operations                             10,068,761         5,242,588
     General and administrative expenses                        1,273,402           807,288
     Depreciation and amortization                                293,644            75,187
                                                             ------------      ------------
           Total costs and operating expenses                  11,635,807         6,125,063
                                                             ------------      ------------
           Operating profit (loss)                                858,877           (82,190)
                                                             ------------      ------------
Other income (expense):
     Write down of investment in JRECK stock                     (122,760)          (63,922)
     Interest expense                                            (311,683)          (78,286)
     Other income (expense)                                        39,632           (18,603)
                                                             ------------      ------------
           Total other expense                                   (394,811)         (160,811)
                                                             ------------      ------------
     Income (loss) before income tax (provision) benefit          464,066          (243,001)

Income tax (provision) benefit                                   (157,782)           82,620
                                                             ------------      ------------
           Net income (loss)                                 $    306,284      $   (160,381)
                                                             ============      ============


Net  income (loss) per share - basic and diluted,
     less preferred stock dividends of $750 in 1998          $        .05      $      (0.03)
                                                             ============      ============


Weighted average shares outstanding:

     Basic and diluted                                          5,717,484         5,709,072
                                                             ============      ============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED DECEMBER 31,1999 (UNAUDITED)
                    AND FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                  COMMON STOCK        ADDITIONAL
                                          -------------------------     PAID-IN     ACCUMULATED      TREASURY
                                             SHARES        AMOUNT       CAPITAL       DEFICIT         STOCK          TOTAL
                                          -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, SEPTEMBER 30, 1998                 8,262,405   $     8,262   $ 4,321,727   $  (245,966)   $  (728,268)   $ 3,355,755

     Net loss                                       -             -             -      (146,324)             -       (146,324)

     Preferred stock - Class A dividend             -             -             -          (750)             -           (750)

      Common stock issued to employees          8,412             9        27,366             -              -         27,375
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1999                 8,270,817         8,271     4,349,093      (393,040)      (728,268)     3,236,056

     Net Income                                     -             -             -       306,284              -        306,284
                                          -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                  8,270,817   $     8,271   $ 4,349,093   $   (86,756)   $  (728,268)   $ 3,542,340
                                          ===========   ===========   ===========   ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                              1999           1998
                                                                           -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                     $   306,284    $  (160,381)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
         Depreciation and amortization                                         293,644         75,187
         Deferred income tax expense (benefit)                                 157,782        (82,620)
         Amortization of deferred income                                       (11,313)       (11,713)
         Amortization of debt issuance costs                                     7,218         25,281
         Write down of investment in JRECK stock                               122,760         63,922
          Changes in assets and liabilities:
           Accounts receivable                                                (285,246)       (37,502)
           Inventories                                                           2,848         (5,726)
           Prepaid expenses                                                   (113,111)       (35,801
           Deposits                                                           (131,291)       (88,862)
           Advanced vendor rebates                                           1,763,580              -
           Accounts payable and accrued expenses                              (259,992)       420,407
                                                                           -----------    -----------

                    Net cash provided by operating activities                1,853,163        162,192
                                                                           -----------    -----------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                 -       (597,694)
     Capital expenditures                                                     (101,436)      (844,343)
     Acquisition of other intangible assets                                          -        (15,000)
                                                                           -----------    -----------

                    Net cash used in investing activities                     (101,436)    (1,457,037)
                                                                           -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term debt                                              400,000        600,000
     Repayment of long-term debt                                              (131,098)        (9,354)
     Redemption of Restricted Class A Preferred stock                                -        (50,000)
     Redemption of Restricted Class B Preferred stock                          (15,000)       (15,000)
     Preferred stock - Class A dividend                                              -           (750)
                                                                           -----------    -----------

                    Net cash provided by financing activities                  253,902        524,896
                                                                           -----------    -----------

                    Net increase (decrease) in cash and cash equivalents     2,005,629       (769,949)

Cash and cash equivalents:
     Beginning of period                                                       367,910      1,523,915
                                                                           -----------    -----------
     End of period                                                         $ 2,373,539    $   753,966
                                                                           ===========    ===========

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                              1999           1998
                                                                           -----------    -----------
Supplemental disclosures of cash flow information:
          Interest paid                                                    $   304,465     $   78,286
                                                                           ===========     ==========
          Income taxes paid                                                          -     $   10,000
                                                                           ===========     ==========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. and Subsidiaries ("the Company"), the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended September 30, 1999 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the three month periods ended December 31, 1999 and 1998 and cash flows for each of the three month periods ended December 31, 1999 and 1998. The results of operations for the three month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

         The Company sold its subsidiaries, SBK Franchise Systems, Inc and Sobik's Restaurant Corporation in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with JRECK, which extended the maturity date until June 30, 1999. The Company received an additional 56,857 shares of JRECK stock as an extension fee. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting net gain of $536,237 was included as a component of other income (expense) in the 1998 consolidated statement of operations. On June 11,1999, a new agreement was reached with JRECK relating to the promissory note and stock options. A new note for $200,000 was signed. The existing investment in JRECK stock was written down to market value and the Company also received an additional 700,187 shares of JRECK stock. Management has elected to fully reserve the $ 200,000 note. The September 30, 1999 financial statements included expenses of $ 182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by SFAS 115 " Accounting for Certain Investments in Debt and Equity Securities." As of December 31,1999 an additional $122,760 adjustment to other expense was made to reflect the current market value.

2.       ADVANCED VENDOR REBATES

         The Company has entered into a seven year contractual agreement with a vendor to receive rebates for future use of its products. As amounts of the rebates are earned, a reduction is recorded in the cost of restaurant operation of the Consolidated Statement of Operations and a similar amount is reduced of the Balance Sheet liability.

 3.      MANDATORILY REDEEMABLE CLASS B PREFERRED STOCK

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       1999             1999
                                                    ------------   -------------
          Restricted Class B preferred stock,
          nonvoting, 430,000 shares authorized,
          270,000 and 285,000 shares issued
          and outstanding                           $ 270,000       $ 285,000
                                                    =========       =========

4.       SUBSEQUENT EVENT

         On January 11, 2000, the Company, through an asset purchase agreement, acquired 37 Popeye's restaurants located in Mississippi and Louisiana for cash consideration of approximately $34 million. Currently, the Company operates ninety-one Popeye's restaurants and has one additional restaurant in the early stages of development within the markets it operates.

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

For the three months ended December 31, 1999, the Company had total revenues of $12,494,684 compared to total revenues of $6,042,873 for the three months ended December 31, 1998. The increase in revenues was primarily attributable to the sales generated by the Company's acquisitions of ten stores in Baton Rouge, LA, on March 8, 1999, nine stores in St. Louis, Mo., on March 22,1999 and five additional new store openings during the year ended September 30, 1999. The remaining sales increase was due to an increase in comparable sales of 11.1% for the quarter.

Cost of restaurant operations for the three months ended December 31, 1999 were $10,068,761 compared to $5,242,588 for the three months ended December 31,1998. The change is attributable to the increased number of stores and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired stores.

General and administrative expenses for the three months ended December 31,1999 were $1,273,402 compared to $807,288 for the three months ended December 31, 1998. The increase is primarily attributable to expenses related to the indirect costs of 1999's acquisitions of stores and the costs of additional personnel hired to support the current growth.

Depreciation and amortization expenses for the three months ended December 31, 1999 were $293,644 compared to $75,187 for the three months ended December 31, 1998. The increase was primarily attributable to the acquisition of additional restaurants and the capital expenditures related to the existing restaurants' remodeling program.

Operating profit of the Company was $858,877 for the three months ended December 31, 1999 as compared to an operating loss of $82,190 for the three months ended December 31, 1998. The increase in operating profit is attributable to the increase in number of stores and increases in existing store level profits resulting from the favorable comparable sales.

The write down of the investment in JRECK stock was $122,760 for the three months ended December 31,1999 as compared to $63,922 for the three months ended December 31,1998. As a result of a decline in the market value in both periods, the Company has written down the stock to market value.

Interest expense increased to $311,683 for the three months ended December 31,1999 as compared to $78,286 for the three months ended December 31,1998. The increase was due to higher average debt outstanding in the first quarter of Fiscal 2000, as compared to the first quarter of Fiscal 1999, and this was attributable to additional borrowings made to fund the Company's acquisition and remodeling programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended December 31, 1999 was $1,853,163 as compared to $162,192 for the three months ended December 31, 1998. The increase in operating cash flow for the period was primarily attributable to the net income from operations of $306,284 for the three months ended December 31, 1999 as opposed to a loss of $160,381 for the three months ended December 31,1998. An increase in cash due to advanced vendor rebates of $1,763,580, was offset by a decrease in accounts payable and accrued expenses of $259,992. Depreciation and amortization increased by $218,457 which is attributable to the goodwill and fixed assets recorded to the acquisition of additional restaurants. This was offset by higher cash outlays for receivables, prepaid expenses and deposits.

At December 31, 1999, the Company had total current assets of $3,134,608 and total assets of $22,598,186 as compared to total current assets of $733,470 and total assets of $20,387,942 at September 30, 1999. The increase was primarily attributable to approximately $1.8 million of advanced rebates received from a vendor for future use of its products in the Company's restaurants.

Net cash used in investing activities was $101,436 for the three months ended December 31, 1999 as compared to $1,457,037 for the three months ended December 31, 1998. The decrease in cash used was primarily for capital improvements in the amount of $101,436 in the current quarter ended December 31, 1999 as opposed to capital improvements of $844,343 and purchase of an existing restaurant for $597,694 in the quarter ended December 31, 1998.

Net cash provided by financing activities was $253,902 for the three months ended December 31,1999 as compared to $524,896 in the three months ended December 31,1998. The decrease resulted primarily from a reduced need of debt financing due to the Company's increased cash flows.

The Company intends to obtain the necessary capital to continue its future expansion plans as potential acquisition targets are identified. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion program during Fiscal 2000. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company. At the present time, there are no significant expenditures anticipated for renovations during Fiscal 2000.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as favorable opportunities arise; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1999 annual 10-KSB for further discussion on the Company's future growth and expansion plans.

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

INTANGIBLE ASSETS

Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other intangible assets, which consist of franchise fees, are recorded at cost and are amortized using the straight-line method over 20 years. The franchise agreements have an initial terms of 20 years and may be extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The terms of the franchise agreement require the Company to pay weekly royalties and advertising fees of 5% and 3% of gross sales, respectively.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment occurred at December 31, 1999.

DEBT ISSUANCE COSTS

The costs of obtaining financing are deferred and included as debt issuance costs in the accompanying condensed consolidated balance sheets and are amortized to interest expense over the term of the respective loan.

YEAR 2000

The Company had successfully completed all Year 2000 remediation, replacement, and testing prior to January 1, 2000. Through February 1, 2000, the Company has experienced no Year 2000 problems that affected business operations. At this time, the Company does not expect any future problems related to Year 2000 to materialize.

                           INTERFOODS OF AMERICA, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November, 1997, James Byrd, the former Chairman of the Board and Director of the Company, filed suit against the Company and Mr. Berg for an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. The Company believes that the suit is without merit and the Company is vigorously defending this action.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERFOODS OF AMERICA, INC.

Date: February 1, 2000       BY: /S/ ROBERT S. BERG
                             -------------------------------------
                             Robert S. Berg, Chairman of the Board
                             Chief Executive Officer

                             BY: /S/ STEVEN M. WEMPLE
                             -------------------------------------
                             Steven M. Wemple, President
                             Chief Operating Officer,
                             Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
27.0             Financial Data Schedule