Form 10QSB
period 2000-03-31
INTERFOODS OF AMERICA INC
filed 2000-05-11
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
    OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2000

Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-21093

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                  --------------------------------------------
             (Exact name of registrant as specified in this charter)


                         NEVADA                     59-3356011
                         -------------------------------------
               (State of other jurisdiction       (IRS Employer
                of incorporation)               Identification No.)

            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
            ---------------------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 2000, there were 5,637,132 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information

                                                                                               PAGE(S)

          Item 1.       Financial Statements

                        Condensed Consolidated Balance Sheets at March 31, 2000                   1
                              (unaudited) and September 30, 1999

                        Condensed Consolidated Statements of Operations for the three and six     2
                               months ended March 31, 2000 and 1999 (unaudited)

                        Condensed Consolidated Statements of Stockholders' Equity for             3
                               the six months ended March 31, 2000 (unaudited)
                               and for the year ended September 30, 1999

                        Condensed Consolidated Statements of Cash Flows for the six              4-5
                               months ended March 31, 2000 and 1999 (unaudited)

                        Notes to the Condensed Consolidated Financial Statements (unaudited)     6-7

        Item 2.         Management's Discussion and Analysis                                     8-10

Part II. Other Information

        Item 1.         Legal Proceedings                                                         11

                        Signatures                                                                11

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   ASSETS:
                                                                                                   March 31,         SEPTEMBER 30,
                                                                                                     2000                 1999
                                                                                                  (UNAUDITED)
                                                                                                  -----------         -------------
Current assets:
      Cash and cash equivalents                                                                   $  2,717,897         $    367,910
      Loans to officers                                                                                600,000                   --
      Accounts receivable                                                                              112,312               17,198
      Inventories                                                                                      500,556              278,169
      Prepaid expenses                                                                                 117,617               70,193
                                                                                                  ------------         ------------
Total current assets                                                                                 4,048,382              733,470
                                                                                                  ------------         ------------

Property and equipment, net                                                                         44,086,915           11,303,129
                                                                                                  ------------         ------------

Other assets:
      Deposits                                                                                         218,203              342,832
      Goodwill, less accumulated amortization of
      $384,442 and $285,682, respectively                                                            8,067,884            6,998,611
      Other intangible assets, less accumulated
      amortization of $244,277 and $220,247, respectively                                            1,076,089              427,119
      Investment in JRECK                                                                               94,431              217,191
      Debt issuance costs                                                                            1,339,708              310,590
      Other assets                                                                                      48,125               55,000
                                                                                                  ------------         ------------
            Total other assets                                                                      10,844,440            8,351,343
                                                                                                  ------------         ------------

            Total assets                                                                          $ 58,979,737         $ 20,387,942
                                                                                                  ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued expenses                                                       $  4,819,169         $  3,149,618
      Current portion of advanced vendor rebates                                                       622,440                   --
      Current portion of long term debt                                                              1,154,358              794,923
      Current portion of deferred income on sale and leaseback transactions                             45,248               45,248
                                                                                                  ------------         ------------
            Total current liabilities                                                                6,641,215            3,989,789

Long-term debt, excluding current portion                                                           46,276,272           12,043,867
Advanced vendor rebates, net of current portion                                                        928,200                   --
Deferred taxes                                                                                         397,001               79,565
Deferred income on sale and leaseback transactions, net of current portion                             731,039              753,665
                                                                                                  ------------         ------------
            Total liabilities                                                                       54,973,727           16,866,886
                                                                                                  ------------         ------------

Mandatory redeemable preferred stock class B                                                           255,000              285,000
                                                                                                  ------------         ------------

Stockholders' equity:
      Common stock, 25,000,000 shares authorized at $.001 par value;
        8,270,817 shares issued, 5,637,132 and 5,717,484
        shares  outstanding, respectively                                                                8,271                8,271
      Additional paid-in capital                                                                     4,349,093            4,349,093
      Retained earnings and accumulated deficit                                                        202,075             (393,040)
      Treasury stock at cost, 2,633,685 and 2,553,333 shares, respectively                            (808,429)            (728,268)
                                                                                                  ------------         ------------

            Total stockholder's equity                                                               3,751,010            3,236,056
                                                                                                  ------------         ------------

            Total liabilities and stockholder's equity                                            $ 58,979,737         $ 20,387,942
                                                                                                  ============         ============

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                 THREE MONTHS      THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                                 ENDED 3/31/00     ENDED 3/31/99     ENDED 3/31/00    ENDED 3/31/99
                                                                 ------------      ------------      ------------      ------------
Revenues:                                                        $ 19,965,480      $  7,432,948      $ 32,460,164      $ 13,475,821
                                                                 ------------      ------------      ------------      ------------


Operating expenses:
        Cost of restaurant operations                              15,947,518         6,092,424        26,016,279        11,335,012
        General and administrative expenses                         1,675,933           835,975         2,949,335         1,643,263
        Depreciation and amortization                                 550,346           165,036           843,990           244,858
                                                                 ------------      ------------      ------------      ------------

Total operating expenses                                           18,173,797         7,093,435        29,809,604        13,223,133
                                                                 ------------      ------------      ------------      ------------

Operating income                                                    1,791,683           339,513         2,650,560           252,688
                                                                 ------------      ------------      ------------      ------------

Other income (expense):
        Interest expense                                           (1,173,384)         (107,128)       (1,485,067)         (185,414)
        Write down of investment in JRECK stock                            --           (12,988)         (122,760)          (76,910)
        Other (expense)                                              (169,814)         (485,099)         (130,182)         (499,067)
                                                                 ------------      ------------      ------------      ------------

               Total other expense                                 (1,343,198)         (605,215)       (1,738,009)         (761,391)
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income tax (provision) benefit                   448,485          (265,702)          912,551          (508,703)

Income tax (provision) benefit                                       (159,654)           76,311          (317,436)          158,931
                                                                 ------------      ------------      ------------      ------------

Net income (loss)                                                $    288,831      $   (189,391)     $    595,115      $   (349,772)
                                                                 ============      ============      ============      ============

Net earnings (loss) per share, basic and diluted                 $       0.05      $      (0.03)     $       0.10      $      (0.06)
                                                                 ============      ============      ============      ============


Weighted average shares outstanding                                 5,700,803         5,709,812         5,700,803         5,709,812
                                                                 ============      ============      ============      ============

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
               For the six months ended March 31, 2000 (unaudited)
                    and for the year ended September 30, 1999

                                              COMMON STOCK         ADDITIONAL
                                             -----------------       PAID-IN     ACCUMULATED   TREASURY
                                             SHARES     AMOUNT       CAPITAL     DEFICIT         STOCK          TOTAL
                                             ------     ------       -------     --------        ------         -----
BALANCE, SEPTEMBER 30, 1998                 8,262,405  $     8,262  $ 4,321,727  $  (245,966)  $  (728,268)  $ 3,355,755

      Net loss                                     --           --           --     (146,324)           --      (146,324)

      Preferred stock - Class A dividend           --           --           --         (750)           --          (750)

      Common stock issued to employees          8,412            9       27,366           --            --        27,375
                                          -----------  -----------  -----------  -----------   -----------   -----------

BALANCE, SEPTEMBER 30, 1999                 8,270,817        8,271    4,349,093     (393,040)     (728,268)    3,236,056

      Net income                                   --           --           --      595,115            --       595,115

      Purchase of treasury stock                   --           --           --           --       (80,161)      (80,161)
                                          -----------  -----------  -----------  -----------   -----------   -----------

BALANCE, MARCH 31, 2000                     8,270,817  $     8,271  $ 4,349,093  $   202,075   $  (808,429)  $ 3,751,010
                                          ===========  ===========  ===========  ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended March 31, 2000 and 1999
                                   (unaudited)

                                                                        2000           1999
                                                                        ----           ----
Cash flows from operating activities:
      Net income (loss)                                           $    595,115   $   (349,772)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                              843,990        244,858
            Deferred income tax expense (benefit)                      317,436       (173,244)
            Amortization of deferred income                            (22,626)       (16,348)
            Amortization of debt issuance costs                         25,817         50,562
            Write down of investment in JRECK stock                    122,760         76,910
            Common stock issued to employees                                --         27,375
            Changes in assets and liabilities:
                Accounts receivable                                    (95,114)      (121,125)
                Deposits                                               124,629         36,746
                Inventories                                           (222,387)      (143,841)
                Prepaid expenses                                       (47,424)      (165,076)
                Advanced vendor rebates                              1,550,640             --
                Accounts payable and accrued expenses                1,669,551      1,482,879
                                                                  ------------   ------------

            Net cash provided by operating activities                4,862,387        949,924
                                                                  ------------   ------------

Cash flows from investing activities:
      Capital expenditures                                            (498,111)    (4,265,218)
      Loans to officers                                               (600,000)            --
      Proceeds from sale of real estate                                     --     12,900,000
      Acquisition of restaurants                                   (34,841,033)   (19,851,129)
      Addition of other intangible assets                                   --        (75,875)
                                                                  ------------   ------------

           Net cash used in investing activities                   (35,939,144)   (11,292,222)
                                                                  ------------   ------------
Cash flows from financing activities:

      Proceeds from long-term debt                                  36,139,992      9,728,175
      Repayment of long-term debt                                   (1,548,152)       (82,733)

      Purchase of treasury stock                                       (80,161)            --
      Debt issuance costs                                           (1,054,935)            --
      Redemption of Class A Preferred Stock                                 --        (50,000)
      Redemption of Class B Preferred Stock                            (30,000)       (25.000)
      Preferred Stock Class A dividend                                      --           (750)
                                                                  ------------   ------------

             Net cash provided by financing activities              33,426,744      9,569,692
                                                                  ------------   ------------

            Net increase (decrease) in cash and cash equivalents     2,349,987       (772,606)

Cash and cash equivalents:
      Beginning of period                                              367,910      1,523,915
                                                                  ------------   ------------

      End of period                                               $  2,717,897   $    751,309
                                                                  ------------   ------------

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended March 31,2000 and 1999
                                   (unaudited)


Supplemental disclosures of cash flow information:                                                2000                          1999
                                                                                                  ----                          ----

Income taxes paid                                                                                    -                      $ 10,000
                                                                                           ===========                      ========



Interest paid                                                                              $ 1,165,067                      $185,414
                                                                                           ===========                      ========

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

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the six month periods ended March 31, 2000 and 1999 and cash flows for each of the six-month periods ended March 31, 2000 and 1999. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

         The Company sold its subsidiaries, SBK Franchise Systems, Inc and Sobik's Restaurant Corporation in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with JRECK, which extended the maturity date until June 30, 1999. The Company received an additional 56,857 shares of JRECK stock as an extension fee. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting net gain of $536,237 was included as a component of other income (expense) in the fiscal 1998 consolidated statement of operations. On June 11,1999, a new agreement was reached with JRECK relating to the promissory note and stock options. A new note for $200,000 was signed. The existing investment in JRECK stock was written down to market value and the Company also received an additional 700,187 shares of JRECK stock. Management has elected to fully reserve the $200,000 note. The September 30, 1999 financial statements included expenses of $182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by Statement of Financial Accounting Standard No ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities." As of March 31,2000 an additional $122,760 adjustment to other expense was made to reflect the current market value.

2.       LOANS TO OFFICERS

         The Company has advanced unsecured loans to officers in the amount of $600,000. Each loan bears interest of 6% per annum with principal and interest payable February 28, 2001.

3.       ACQUISITIONS

         On January 11, 2000, the Company, through an asset purchase agreement, acquired 37 Popeye's restaurants located in Mississippi and Louisiana for approximately $34 million in cash and financed with $35.7 million in debt.

         In March, 1999 the Company acquired nineteen Popeye's restaurants in St Louis, Mo. and Baton Rouge, La. for approximately $19.85 million in cash and financed with $8.0 million of debt.

         The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

                                                       2000        1999
                                                       ----        ----
          Assets, including cash                    $33,000     $15,461
          Goodwill                                    1,168       4,494
          Other intangibles                             673         159
          Liabilities assumed                             -        (263)
                                                    -------        ----
                                                    $34,841     $19,851
                                                    -------     -------

         The following table sets forth the unaudited pro forma consolidated results of operations for the six months ended March 31, 2000 and March 31, 1999, giving effect to the above acquisitions as if such acquisitions had occurred on October 1, 1999 and 1998 (in thousands, except per share data):

                                                               2000         1999
                                                               ----         ----

             Revenues                                        $42,754     $37,129
             Net income                                        1,323         108
             Basic and diluted earnings per share               0.23        0.02


         The above unaudited pro forma consolidated results are based upon certain assumptions and estimates, which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the Company been in existence and had the acquisitions been consummated on October 1, 1999 and 1998, respectively, nor are they necessarily indicative of results which will be reported in the future.

4.       ADVANCED VENDOR REBATES

         The Company has entered into a seven year contractual agreement with a vendor to receive rebates for future use of its products. As rebates are earned, the cost of restaurant operations is reduced in the condensed Consolidated Statement of Operations and an corresponding decrease is recorded to deferred revenue in the condensed Consolidated Balance Sheet.

 5.      MANDATORILY REDEEMABLE CLASS B PREFERRED STOCK

                                                MARCH 31,     SEPTEMBER 30,
                                                     2000              1999
                                                     ----              ----

          Restricted Class B preferred
          stock, nonvoting, 430,000
          shares authorized, 255,000 and
          285,000 shares issued and
          outstanding                            $255,000          $285,000
                                                 ========          ========


6.        SUBSEQUENT EVENT

         The Company announced on April 10, 2000 that it will, from time to time, purchase on the open market, subject to market conditions and price levels, up to 10% percent of the company's common stock, utilizing general corporate funds to effect such purchases. As of May 4, 2000 the Company has purchased an additional 491,700 shares.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

For the three and six months ended March 31, 2000, the Company had total revenues of $19,965,480 and $32,460,164 compared to total revenues of $7,432,948 and $13,475,821 for the three and six months ended March 31, 1999. The increase in revenues was primarily attributable to the sales generated by the Company's acquisition of thirty-seven stores in Mississippi and Louisiana on January 11, 2000, ten stores in Baton Rouge, LA, on March 8, 1999, nine stores in St. Louis, Mo., on March 22,1999 and five additional new store openings during the year ended September 30, 1999. The remaining sales increase was due to an increase in comparable sales of 21.6% for the three months and 16.9% for the six months ended March 31, 2000.

Cost of restaurant operations for the three and six months ended March 31, 2000 were $15,947,518 and $26,016,279 as compared to $6,092,424 and $11,335,012 for the three and six months ended March 31,1999. The increase is attributable to the number of stores and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired stores.

General and administrative expenses for the three and six months ended March 31, 2000 were $1,675,933 and $2,949,335 as compared to $835,975 and $1,643,263 for the three and six months ended March 31,1999. The increase is primarily attributable to the expenses related to the indirect costs of 1999 and 2000 acquisition of stores and the costs of additional personnel hired to support the current growth.

Depreciation and amortization for the three and six months ended March 31, 2000 were $550,346 and $843,990 as compared to $165,036 and $244,858 for the three and six months ended March 31,1999. The increase was primarily attributable to the acquisition of additional restaurants and the capital expenditures related to the existing restaurant's remodeling program.

Operating income of the Company was $1,791,683 and $2,650,560 for the three and six months ended March 31, 2000 as compared to $339,513 and $252,688 for the three and six months ended March 31, 1999. The increase in operating income is attributable to the increase in number of stores and increase in existing store level profits resulted from the favorable comparable sales.

The write down of the investment in JRECK stock was $0 and $122,760 for the three and six months ended March 31, 2000 as compared to $12,988 and $76,910 for the three months and six months ended March 31, 1999. As a result of a decline in the market value, the Company has written down the stock to market value.

Interest expense increased to $1,173,384 and $1,485,067 for the three and six months ended March 31,2000 as compared to $107,128 and $185,414 for the three and six months ended March 31,1999. The increase was due to higher average debt outstanding in 2000 as compared to 1999 and this was attributable to additional borrowings made under the Company's acquisition program.

Other expenses for the three and six months ended March 31, 2000 were $169,814 and $130,182 as compared to $485,099 and $499,067 for the three and six months ended March 31,1999. The charges in the current year were attributable to the acquisition costs associated with the purchase of the restaurants in Mississippi and Louisiana and the lease termination payments relating to a closed store.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended March 31, 2000 was $4,862,387 compared to net cash provided by operations of $949,924 for the six months that ended March 31,1999. The increase in operating cash flow for the period was primarily attributable to the net income from operations of $595,115 for the six months ended March 31, 2000 as opposed to a loss of $349,772 for the six months ended March 31,1999, and an increase in cash due to advanced vendor rebates of $1,550,640, and increases in accounts payable and accrued expenses of $1,669,551. Depreciation and amortization increased by $599,132 which is attributable to the goodwill and fixed assets recorded in the acquisition of additional restaurants. This was offset by cash outlays for receivables, inventories, and prepaid expenses.

At March 31, 2000, the Company had total current assets of $4,048,382 and total assets of $58,979,737 as compared to total current assets of $733,470 and total assets of $20,387,942 at September 30, 1999. The increase was primarily due to the $34 million acquisition of 37 restaurant in Mississippi and Louisiana and the approximately $1.6 million of advanced rebates received from a vendor for future use of its products in the Company's restaurants.

Net cash used in investing activities was $35,939,144 for the six months ended March 31, 2000 as compared to $11,292,222 for the six months ended March 31, 1999. The cash was used primarily for the acquisition of Mississippi and Louisiana restaurants in the amount of $34,841,033.

Net cash provided by financing activities was $33,426,744 for the six months ended March 31, 2000 as compared to $9,569,692 in the six months ended March 31,1999. The increase resulted primarily from the proceeds of a new debt of $36,139,992 from the new acquisition, which was offset by the reduction of existing debt of $1,548,152.

The Company intends to obtain the necessary capital to continue its future expansion plans as each acquisition presents itself. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as opportunities arise; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 1999 Annual Report on Form 10-KSB for further discussion on the Company's future growth and plans of expansion.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

In December 1999, the Securities and Exchange issued Staff Accounting Bulletin No. 101 (`SAB 101'), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the quarter ended June 30, 2000. Management does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations and financial position.

INTANGIBLE ASSETS

         Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other Intangible assets are recorded at cost and consist of franchise rights, which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years may be extended for an additional ten-year term upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis.

Statement of Financial Accounting Standard No. ("SFAS") 121, "Accounting for Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The Company determined that no impairment had occurred at March 31, 2000.

DEBT ISSUANCE COSTS

The costs of obtaining financing are deferred and are included as debt issuance costs in the accompanying condensed consolidated balance sheets and are amortized to interest expense over the term of the respective loan.

YEAR  2000

The Company had successfully completed all Year 2000 remediation, replacement, and testing prior to January 1, 2000. Through May 1, 2000, the Company nor its suppliers have experienced no Year 2000 problems that affected business operations. At this time, the Company does not expect any future problems related to Year 2000 to materialize.

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

                               INTERFOODS OF AMERICA, INC.

Date:  May 4, 2000                    BY: /S/ ROBERT S. BERG
                                      ----------------------

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