Form 10-Q
period 2000-06-30
INTERFOODS OF AMERICA INC
filed 2000-08-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE OF 1934

                  For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 2000, there were 5,145,432 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

Part I Financial Information                                                                PAGE(S)
                                                                                            -------
         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 2000                      1
                         (unaudited) and September 30, 1999

                   Condensed Consolidated Statements of Operations for the three and nine      2
                          months ended June 30, 2000 and 1999 (unaudited)

                   Condensed Consolidated Statements of Stockholders' Equity for               3
                          the nine months ended June 30, 2000 (unaudited)
                          and for the year ended September 30, 1999

                   Condensed Consolidated Statements of Cash Flows for the nine                4-5
                          months ended June 30, 2000 and 1999 (unaudited)

                   Notes to the Condensed Consolidated Financial Statements (unaudited)        6-7

        Item 2.    Management's Discussion and Analysis                                        8-10

Part II. Other Information

        Item 1.    Legal Proceedings                                                           11

                   Signatures                                                                  11

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                        ASSETS:
                                                                                June 30,
                                                                                  2000                   September 30,
                                                                               (Unaudited)                   1999
                                                                               ------------              ------------
Current assets:
      Cash and cash equivalents                                                $  4,757,782              $    367,910
      Loans to officers                                                             600,000                        --
      Accounts receivable                                                           215,443                    17,198
      Inventories                                                                   479,129                   278,169
      Prepaid expenses                                                               24,815                    70,193
                                                                               ------------              ------------
Total current assets                                                              6,077,169                   733,470
                                                                               ------------              ------------
Property and equipment,  net                                                     44,470,252                11,303,129
                                                                               ------------              ------------
Other assets:
      Deposits                                                                      453,190                   342,832
      Goodwill, less accumulated amortization of
      $437,269 and $285,682, respectively                                         7,973,991                 6,998,611
      Other intangible assets, less accumulated
      amortization of $260,269 and $220,247, respectively                         1,100,097                   427,119
      Investment in JRECK                                                            94,431                   217,191
      Debt issuance costs                                                         1,321,108                   310,590
      Other assets                                                                   44,688                    55,000
                                                                               ------------              ------------
            Total other assets                                                   10,987,505                 8,351,343
                                                                               ------------              ------------
            Total assets                                                       $ 61,534,926              $ 20,387,942
                                                                               ============              ============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued expenses                                    $  5,630,162              $  3,149,618
      Current portion of advanced vendor rebates                                  1,144,717                        --
      Current portion of long-term debt                                           1,649,278                   794,923
      Current portion of deferred income on sale and leaseback transactions          45,248                    45,248
                                                                               ------------              ------------
            Total current liabilities                                             8,469,405                 3,989,789

Long-term debt, net of current portion                                           46,129,987                12,043,867
Advanced vendor rebates, net of current portion                                   1,984,706                        --
Deferred taxes                                                                      540,884                    79,565
Deferred income on sale and leaseback transactions, net of current portion          719,726                   753,665
                                                                               ------------              ------------
            Total liabilities                                                    57,844,708                16,866,886
                                                                               ------------              ------------
Mandatory redeemable preferred stock class B                                        240,000                   285,000
                                                                               ------------              ------------
Stockholders' equity:
      Common stock, 25,000,000 shares authorized at $.001 par value;
        8,270,831 shares issued, 5,145,432 and 5,717,484
        shares  outstanding, respectively                                             8,271                     8,271
      Additional paid-in capital                                                  4,349,093                 4,349,093
      Retained earnings and accumulated deficit                                     501,992                  (393,040)
      Treasury stock at cost, 3,125,399 and 2,553,333 shares, respectively       (1,409,138)                 (728,268)
                                                                               ------------              ------------
            Total stockholder's equity                                            3,450,218                 3,236,056
                                                                               ------------              ------------
            Total liabilities and stockholder's equity                         $ 61,534,926              $ 20,387,942
                                                                               ============              ============

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of
               Operations For the three and nine months ended June
                                30, 2000 and 1999
                                   (Unaudited)

                                                      Three Months     Three Months     Nine Months      Nine Months
                                                      ended 6/30/00    ended 6/30/99    ended 6/30/00    ended 6/30/99
                                                       ------------     ------------     ------------     ------------
Revenues:                                              $ 20,906,917     $ 11,849,198     $ 53,367,081     $ 25,325,019
                                                       ------------     ------------     ------------     ------------
Operating expenses:
        Cost of restaurant operations                    16,807,320        9,910,107       42,823,599       21,245,119
        General and administrative expenses               1,827,440        1,180,307        4,776,775        2,823,570
        Depreciation and amortization                       556,683          247,950        1,400,673          476,460
                                                       ------------     ------------     ------------     ------------
Total operating expenses                                 19,191,443       11,338,364       49,001,047       24,545,149
                                                       ------------     ------------     ------------     ------------
Operating income                                          1,715,474          510,834        4,366,034          779,870
                                                       ------------     ------------     ------------     ------------
Other income (expense):
        Interest expense                                 (1,268,409)        (321,147)      (2,753,476)        (518,613)
        Write down of investment in JRECK stock                  --           34,862         (122,760)         (42,048)
        Other (expense)                                      (2,794)        (101,696)        (132,976)        (605,059)
                                                       ------------     ------------     ------------     ------------
               Total other expense                       (1,271,203)        (387,981)      (3,009,212)      (1,165,720)
                                                       ------------     ------------     ------------     ------------
Income (loss) before income tax (provision) benefit         444,271          122,853        1,356,822         (385,850)

Income tax (provision) benefit                             (144,354)         (37,754)        (461,790)         121,177
                                                       ------------     ------------     ------------     ------------
Net income (loss)                                      $    299,917     $     85,099     $    895,032     $   (264,673)
                                                       ============     ============     ============     ============
Net earnings (loss) per share, basic and diluted       $       0.06     $       0.01     $       0.16     $      (0.05)
                                                       ============     ============     ============     ============
Weighted average shares outstanding                       5,327,971        5,717,484        5,576,979        5,712,369
                                                       ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
               For the nine months ended June 30, 2000 (unaudited)
                   and for the year ended September 30, 1999

                                                  Common Stock         Additional
                                           -------------------------     Paid-in     Accumulated    Treasury
                                             Shares        Amount        Capital       Deficit        Stock            Total
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, SEPTEMBER 30, 1998                  8,262,405   $     8,262   $ 4,321,727   $  (245,966)   $  (728,268)   $ 3,355,755

      Net loss                                      --            --            --      (146,324)            --       (146,324)

      Preferred stock - Class A dividend            --            --            --          (750)            --           (750)

      Common stock issued to employees           8,426             9        27,366            --             --         27,375
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, SEPTEMBER 30, 1999                  8,270,831         8,271     4,349,093      (393,040)      (728,268)     3,236,056

     Net income                                     --            --            --       895,032             --        895,032

     Purchase of treasury stock                     --            --            --            --       (680,870)      (680,870)
                                           -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, JUNE 30, 2000                       8,270,831   $     8,271   $ 4,349,093   $   501,992    $(1,409,138)   $ 3,450,218
                                           ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of
           Cash Flows For the nine months ended June 30, 2000 and 1999
                                   (unaudited)

                                                                          2000             1999
                                                                     ------------     ------------
Cash flows from operating activities:
      Net income (loss)                                              $    895,032     $   (264,673)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                               1,400,673          476,460
            Deferred income tax expense (benefit)                         461,319         (133,333)
            Amortization of deferred income                               (33,939)              --
            Amortization of debt issuance costs                            44,417           75,842
            Write down of investment in JRECK stock                                   122,76042,048
            Write off of Goodwill                                          41,066               --
            Common stock issued to employees                                   --           27,375
            Changes in assets and liabilities:
                Accounts receivable                                      (198,245)          29,425
                Deposits                                                 (110,358)          43,569
                Inventories                                              (200,960)        (152,766)
                Prepaid expenses                                           45,378           (6,007)
                Advanced vendor rebates                                 3,129,423               --
                Accounts payable and accrued expenses                   2,480,544          620,478
                                                                     ------------     ------------
            Net cash provided by operating activities                   8,077,110          758,418
                                                                     ------------     ------------
Cash flows from investing activities:
      Capital expenditures                                             (1,365,875)      (4,019,031)
      Loans to officers                                                  (600,000)              --
      Proceeds from sale of real estate                                        --       13,100,000
      Cash paid for acquisition of restaurants                        (34,841,033)     (20,448,822)
      Addition of other intangible assets                                 (40,000)        (175,125)
                                                                     ------------     ------------
           Net cash used in investing activities                      (36,846,908)     (11,542,978)
                                                                     ------------     ------------
Cash flows from financing activities:
      Proceeds from long-term debt                                     36,839,992       10,285,632
      Repayment of long-term debt                                      (1,899,517)        (410,270)
      Purchase of treasury stock                                         (680,870)              --
      Debt issuance costs                                              (1,054,935)              --
      Redemption of Class A Preferred Stock                                    --          (50,000)
      Redemption of Class B Preferred Stock                               (45,000)         (45.000)
      Preferred Stock Class A dividend                                         --             (750)
                                                                     ------------     ------------
           Net cash provided by financing activities                   33,159,670        9,779,612
                                                                     ------------     ------------
             Net increase (decrease) in cash and cash equivalents       4,389,872       (1,004,948)

Cash and cash equivalents:
      Beginning of period                                                 367,910        1,523,915
                                                                     ------------     ------------
      End of period                                                  $  4,757,782     $    518,967
                                                                     ------------     ------------

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash
             Flows For the nine months ended June 30, 2000 and 1999
                                   (unaudited)

Supplemental disclosures of cash flow information:       2000          1999
                                                      ----------    ----------
          Income taxes paid                           $      467    $   12,156
                                                      ==========    ==========
          Interest paid                               $2,433,476    $  460,342
                                                      ==========    ==========

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

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the nine month periods ended June 30, 2000 and 1999 and cash flows for each of the nine month periods ended June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

         The Company sold its subsidiaries, SBK Franchise Systems, Inc and Sobik's Restaurant Corporation in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with JRECK, which extended the maturity date until June 30, 1999. The Company received an additional 56,857 shares of JRECK stock as an extension fee. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting net gain of $536,237 was included as a component of other income (expense) in the fiscal 1998 consolidated statement of operations. On June 11,1999, a new agreement was reached with JRECK relating to the promissory note and stock options. A new note for $200,000 was signed. The existing investment in JRECK stock was written down to market value and the Company also received an additional 700,187 shares of JRECK stock. Management has elected to fully reserve the $200,000 note. The September 30, 1999 financial statements included expenses of $182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by Statement of Financial Accounting Standard No. ("SFAS") 115, " Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2000, an additional $122,760 adjustment to other expense was made to reflect the current market value.

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

         In March, 1999 the Company acquired nineteen Popeye's restaurants in St Louis, Mo. and Baton Rouge, La. for approximately $11.85 million in cash and financed with $8.0 million of debt.

         The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

                                               2000        1999
                                             --------    --------
                   Assets, including cash    $ 33,000    $ 15,461
                   Goodwill                     1,168       4,494
                   Other intangibles              673         159
                   Liabilities assumed             --        (263)
                                             --------    --------
                                             $ 34,841    $ 19,851
                                             --------    --------

         The following table sets forth the unaudited pro forma consolidated results of operations for the nine months ended June 30, 2000 and June 30, 1999, giving effect to the above acquisitions as if such acquisitions had occurred on October 1, 1999 and 1998 (in thousands, except per share data):

                                                       2000       1999
                                                     -------    -------
             Revenues                                $63,660    $48,978
             Net income                                1,667        193
             Basic and diluted earnings per share       0.30       0.03

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

4.       ADVANCED VENDOR REBATES

         The Company has entered into seven-year contractual agreements with two vendors to receive rebates for future use of its products. As rebates are earned, the cost of restaurant operations is reduced in the condensed Consolidated Statement of Operations and an corresponding decrease is recorded to deferred revenue in the condensed Consolidated Balance Sheet.

5.       MANDATORILY REDEEMABLE CLASS B PREFERRED STOCK

                                             JUNE 30,2000   SEPTEMBER 30,1999
                                             ------------   -----------------
          Restricted Class B preferred
          stock, nonvoting, 430,000 shares
          authorized, 240,000 and
          285,000 shares issued and
          outstanding                          $240,000          $285,000
                                               ========          ========

6.       SUBSEQUENT EVENTS

         The Company announced on May 18, 2000 that it will acquire 71 additional Popeye' s Chicken & Biscuits restaurants from RMS Family Restaurants, Inc., based in Macon Georgia for approximately $35 million in cash. The majority of the stores are in central and northern Florida with the balance in southern Georgia. It is anticipated that the closing will take place in the fourth quarter of Fiscal 2000.

         On July 21, 2000, pursuant to an Asset Purchase Agreement, the Company acquired the assets of two Popeye's restaurants on the west coast of Florida for approximately $ 2.1 million. The company financed the acquisition with $1.6 million of debt and paid the balance in cash. A related party will be leasing the stores for market value in order to fully amortize the total cost of the acquisition.

         On July 27, 2000, pursuant to an Asset Purchase Agreement, the Company acquired the assets of two additional Popeye's restaurants in Illinois for approximately $ 1.8 million cash, all of which the Company financed with $1.8 million of additional debt. These stores are in the same television market as our St. Louis restaurants.

         On August 3, 2000, the Company and Arthur Andersen LLP mutually agreed to terminate their relationship. The Company is currently interviewing independent auditors to replace Arthur Andersen LLP.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

For the three and nine months ended June 30, 2000, the Company had total revenues of $20,906,917 and $53,367,081 compared to total revenues of $11,849,198 and $25,325,019 for the three and nine months ended June 30, 1999. The increase in revenues was primarily attributable to the sales generated by the Company's acquisition of thirty-seven stores in Mississippi and Louisiana on January 11, 2000, ten stores in Baton Rouge, LA, on March 8, 1999, nine stores in St. Louis, Mo., on March 22, 1999 and five additional new store openings during the year ended September 30, 1999. The remaining sales increase was due to an increase in comparable sales of 6.8% for the three months and 12.2% for the nine months ended June 30, 2000.

Cost of restaurant operations for the three and nine months ended June 30, 2000 were $16,807,320 and $42,823,599 as compared to $9,910,107 and $21,245,119 for the three and nine months ended June 30, 1999. The increase is attributable to the number of stores and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired stores.

General and administrative expenses for the three and nine months ended June 30, 2000 were $1,827,440 and $4,776,775 as compared to $1,180,307 and $2,823,570 for the three and nine months ended June 30, 1999. The increase is primarily attributable to the expenses related to the indirect costs of 1999 and 2000 acquisition of stores and the costs of additional personnel hired to support the current growth.

Depreciation and amortization for the three and nine months ended June 30, 2000 were $556,683 and $1,400,673 as compared to $247,950 and $476,460 for the three and nine months ended June 30, 1999. The increase was primarily attributable to the acquisition of additional restaurants and the capital expenditures related to the existing restaurant's remodeling program.

Operating income of the Company was $1,715,474 and $4,366,034 for the three and nine months ended June 30, 2000 as compared to $510,834 and $779,870 for the three and nine months ended June 30, 1999. The increase in operating income is attributable to the increase in number of stores and increase in existing store level profits resulted from the favorable comparable sales.

The write down of the investment in JRECK stock was $0 and $122,760 for the three and nine months ended June 30, 2000 as compared to a write up of $34,862 for the three months and $42,048 write down of the investment in JRECK stock for the nine months ended June 30, 1999. As a result of a decline in the market value, the Company has written down the stock to market value.

Interest expense increased to $1,268,409 and $2,753,476 for the three and nine months ended June 30, 2000 as compared to $321,147 and $518,613 for the three and nine months ended June 30, 1999. The increase was due to higher average debt outstanding in 2000 as compared to 1999 and this was attributable to additional borrowings made under the Company's acquisition program.

Other expense for the three and nine months ended June 30, 2000 was $2,794 and $132,976 as compared to $101,696 and $605,059 for the three and nine months ended June 30,1999. The charges in the current year were attributable to the acquisition costs associated with the purchase of the restaurants in Mississippi and Louisiana and the lease termination payments relating to a closed store.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended June 30, 2000 was $8,077,110 compared to net cash provided by operations of $758,418 for the nine months that ended June 30,1999. The increase in operating cash flow for the period was primarily attributable to the net income from operations of $895,032 for the nine months ended June 30, 2000 as opposed to a loss of $264,673 for the nine months ended June 30, 1999, and an increase in cash due to advanced vendor rebates of $3,129,423, and increases in accounts payable and accrued expenses of $2,480,544. Depreciation and amortization increased by $924,213 which is attributable to the goodwill and fixed assets recorded in the acquisition of additional restaurants. This was offset by cash outlays for receivables, inventories, and deposits.

At June 30, 2000, the Company had total current assets of $6,077,169 and total assets of $61,534,926 as compared to total current assets of $733,470 and total assets of $20,387,942 at September 30, 1999. The increase was primarily due to the $34 million acquisition of 37 restaurant in Mississippi and Louisiana and the approximately $3.1 million of advanced rebates received from a vendor for future use of its products in the Company's restaurants.

Net cash used in investing activities was $36,846,908 for the nine months ended June 30, 2000 as compared to $11,542,978 for the nine months ended June 30, 1999. The cash was used primarily for the acquisition of Mississippi and Louisiana restaurants in the amount of $34,841,033.

Net cash provided by financing activities was $33,159,670 for the nine months ended June 30, 2000 as compared to $9,779,612 in the nine months ended June 30, 1999. The increase resulted primarily from the proceeds of a new debt of $36,839,992 from the new acquisition, which was offset by the reduction of existing debt of $1,899,517.

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

INTANGIBLE ASSETS

         Goodwill is recorded at cost and amortized on a straight-line basis over 40 years. Other intangible assets are recorded at cost and consist of franchise rights, which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years and may be extended for an additional ten-year term upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The franchise terms require the Company to pay royalties of 5% and advertising of 3% of gross sales on a weekly basis.

Statement of Financial Accounting Standard No. ("SFAS") 121, "Accounting for Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. During the third quarter of Fiscal 2000, $ 41,066 of goodwill associated with a store closure was written off in accordance with SFAS 121.

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

                                     INTERFOODS OF AMERICA, INC.

Date: August 7, 2000                 By: /s/ ROBERT S. BERG
                                        ----------------------------------------
                                         Robert S. Berg, Chairman of the Board
                                         Chief Executive Officer


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