Form 10KSB
period 2000-09-30
INTERFOODS OF AMERICA INC
filed 2001-01-23
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the 2000 fiscal year were $77,589,129

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 2000 was approximately $2,052,079. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.


There were 5,145,432 shares of the registrant's common stock outstanding as of December 29, 2000.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company") incorporated May 13, 1994, is through its wholly-owned subsidiary, Sailormen, Inc., a Florida corporation ("Sailormen"), a franchisee and operator of Popeye's/registered trademark/ Chicken and Biscuits ("Popeye's") restaurants. The Company currently operates or subleases, pursuant to franchise agreements with AFC Enterprises, Inc. (the "Franchisor"), 165 Popeye's restaurants located in Florida, Alabama, Illinois, Georgia, Mississippi, Louisiana and Missouri and 2 Church's Chicken restaurants in Florida.

         The Company's headquarters are located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156. Its telephone number is (305) 670-0746.

HISTORY

         Until September 1996, the Company was known as Sobik's Subs,
Inc. ("Sobik's Subs"). In May 1996, the Company acquired Sailormen from the Company's current Chief Executive Officer, Robert S. Berg, and President, Steven
M. Wemple, for a total of 2,500,000 shares of the Company's common stock. At the time of the acquisition, Sailormen operated 11 Popeye's restaurants.

         Until December 1997, the Company operated two wholly-owned subsidiaries in addition to Sailormen: (1) SBK Franchise Systems, Inc., which, through an exclusive master license with Sobik's Sandwich Shops, Inc., the Franchisor of Sobik's Subs restaurants, developed, franchised and serviced Sobik's Subs franchises; and (2) Sobik's Restaurant Corp., which established, owned and operated Sobik's Subs Shops. Sobik's Sub Shops offers a menu of submarine (sub) style sandwiches (also referred to as hoagies or heroes).

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

         In December 1997 (Fiscal 1998), the Company acquired eight Popeye's restaurants in the Baton Rouge, Louisiana market, for approximately $3.7 million. On July 6, 1998, the Company acquired five Popeye's restaurants in Pensacola, Florida for consideration valued at $1.8 million. Such consideration consisted of cash, newly issued restricted common stock and debt.

         In March 1999, the Company acquired in two separate transactions, nineteen Popeye's restaurants in the St Louis, Missouri area and the Baton Rouge, Louisiana area, for approximately $11.9 million in cash and $8.0 million of debt. The Company also opened five new Popeye's restaurants within its existing markets.

         In January 2000, the Company, through an Asset Purchase Agreement, acquired 37 Popeye's restaurants located in Mississippi and Louisiana for approximately $34 million in cash, which was financed with $35.7 million in debt.

         In July 2000, pursuant to an Asset Purchase Agreement, the Company acquired the assets of four Popeye's restaurants in Illinois and the West Coast of Florida for approximately $3.9 million cash. The Company financed the acquisition with $3.4 million of additional debt.

         On September 14, 2000, the Company acquired 71 additional Popeye's restaurants and two Church's Chicken restaurants located in Central and Northern Florida and the balance in Southern Georgia for approximately $46.2 million. The Company financed the acquisition with $45.5 million of debt.

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

         In 2000, there were 1,465 Popeye's restaurants in operations worldwide, of which 1,051 were located in the United States. Popeye's ranks third worldwide in the number of fast food fried chicken restaurants behind only KFC/registered trademark/and Church's. Average sales per restaurant for Popeye's/registered trademark/ located in the United States are estimated to be $817,547 annually. The Company's restaurant averaged annual sales of approximately $881,675 per unit.

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

         Each of the Company's Popeye's restaurants is operated under a separate franchise agreement from the Franchisor. Retention of these franchise agreements is important to the success of the Company. The Company believes that its relationship with the Franchisor is satisfactory. The franchise agreements are for an initial term of 20 years and are renewable for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee, which is currently $20,000, and the execution of a renewal franchise agreement. The renewal franchise agreement may provide for increased royalties and advertising contributions, and may require the Company to remodel or re-equip its restaurants to meet the then current standards of the Franchisor. The Company is required to pay the Franchisor a royalty fee equal to 5% of the gross sales of each franchise restaurant. The franchise agreements require the Company to construct and operate its Popeye's restaurants in accordance with the detailed requirements of the Popeye's system.

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

MARKETING AND ADVERTISING

         All Popeye's restaurants are required to contribute 3% of their weekly net sales to the Popeye's Chicken & Biscuit Advertising Fund (the "Popeye's Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeye's Advertising Fund require that all contributions to the fund and earnings of the fund are utilized by the Franchisor exclusively for advertising and promotional activities for Popeye's restaurants. In most of its markets, the Company voluntarily contributes amounts in excess of the required 3%.

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

         The Company is also subject to state and federal labor laws that govern its relationship with its employees. These laws govern minimum wage requirements, overtime, working conditions and citizenship requirements.

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

EMPLOYEES

         As of September 30, 2000, the Company employed approximately 3,528 people, on a full-time and part-time basis. Of these employees, 581 were employed as field management personnel and 36 were in corporate management and administration. None of the Company's employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company either owns or leases the land and buildings for the Company-operated restaurants. In addition the Company owns the land and building for two restaurants which the Company subleases to a related third party. While the Company expects to continue to lease many of its sites in the future, the company also may purchase the land and/or buildings for restaurants to the extent acceptable terms are available. The majority of the Company restaurants are located in retail shopping centers and/or freestanding heavily traveled locations.

         Restaurants leased to the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums; in some cases pays a percentage of rent based on sales in excess of specified amounts. Generally, the leases have initial terms of 20 years with options to renew for one or more additional periods.

         The following table sets forth the locations of the Company's restaurants by state as of September 30, 2000.

                                          Owned    Leased   Total
                                          -----    ------   -----
                      Florida               32       54       86
                      Georgia                2        8       10
                      Mississippi           28        3       31
                      Louisiana              6       17       23
                      Missouri               0        9        9
                      Alabama                0        6        6
                      Illinois               2        0        2
                                           ---      ---      ---
                               Totals       70       97      167
                                           ---      ---      ---

         The Company leases 6,078 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly base lease expense for the offices is $8,564. The lease expires on May 31, 2007. These offices are used to administer all Company operations.

ITEM 3. LEGAL PROCEEDINGS

         On November 20, 1997, James Byrd, the former Chairman of the Board and a former Director of the Company, filed suit against the Company and Mr. Berg seeking an injunction and damages resulting from an alleged breach of contract by the Company. Mr. Byrd alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. On November 26, 1997, Mr. Byrd's Emergency Motion for Temporary Injunction in that action was denied. In October 2000, the Company settled the suit by purchasing all of the shares of the Company's outstanding preferred stock for $225,000 and paid an additional $15,000 for the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In the fourth quarter, no matter was submitted to a vote of securities holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock trades in the over-the-counter market under symbol IFDA on the OTC electronic bulletin board. The following table shows the quarterly high and low bid prices for fiscal years 1999 and 2000 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

             YEAR       PERIOD                 HIGH        LOW
             ----       ------                 ----        ---

             1999       First Quarter         $2.06       $0.19

                        Second Quarter        $1.81       $1.12

                        Third Quarter         $1.56       $0.88

                        Fourth Quarter        $1.13       $0.44

             2000       First Quarter         $0.88       $0.38

                        Second Quarter        $0.81       $0.38

                        Third Quarter         $1.88       $0.44

                        Fourth Quarter        $0.94       $0.44

         At September 30, 2000, there were approximately 1,200 holders of record of the Company's Common Stock.

DIVIDENDS

The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

The Company made four acquisitions during Fiscal 2000. The restaurant base went from 54 restaurants in Fiscal 1999 to 167 restaurants in Fiscal 2000.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999


For the year ended September 30, 2000 ("Fiscal 2000"), the Company had total revenues of $77,589,129 compared to total revenues of $37,796,392 for the year ended September 30, 1999 ("Fiscal 1999"). The increase in revenues was primarily attributable to the sales generated from the Company's acquisition of 73 restaurants in Central and Northern Florida on September 14, 2000 and 37 restaurants in Mississippi and Louisiana on January 11, 2000. Additionally, sales for Fiscal 2000 included a full year of sales of ten restaurants in Baton Rouge, LA, acquired on March 8, 1999 and nine stores in St. Louis, MO, acquired on March 22, 1999. The remaining sales increase was due to an increase in comparable sales of 10.4% for the year.

Cost of restaurant operations for the Fiscal 2000 were $62,512,104 or 80.6% of sales compared to $31,738,872 or 84% of sales for Fiscal 1999. The increase is attributable to the number of restaurants and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired restaurants. The decrease as a % of sales is due to the lower food cost obtained through additional volume.

General and administrative expenses for Fiscal 2000 were $7,192,666 or 9.3% of sales as compared to $3,992,330 or 10.6% of sales for Fiscal 1999. The increase is primarily attributable to the expenses related to the indirect costs of 1999 and 2000 acquisition of restaurants and the costs of additional personnel hired to support the Company's current growth. The decrease as a % of sales is due to the efficiencies obtained through additional volume.

Depreciation and amortization for Fiscal 2000 were $2,188,118 as compared to $778,051 for Fiscal 1999. The increase was primarily attributable to the acquisition of additional restaurants. Depreciation related to new restaurants was $903,442 of the $2,188,118.

Operating income of the Company was $5,696,241 for Fiscal 2000 as compared to $1,287,139 for Fiscal 1999. The increase in operating income is attributable to the increase in number of restaurants and increase in existing restaurant level profits resulted from the favorable comparable sales.

The loss on the investment in JRECK stock was $93,691 for Fiscal 2000 as compared to a loss of $182,809 for Fiscal 1999. The loss was a result of the Company selling all of its shares of stock in JRECK.

Interest expense increased in Fiscal 2000 to $4,439,756 as compared to $892,906 for Fiscal 1999. The increase was due to higher average debt outstanding in Fiscal 2000 compared to Fiscal 1999 and this was attributable to additional borrowings made under the Company's acquisition program. Interest expense in Fiscal 2000 relating only to new debt acquired in Fiscal 2000 was $2,779,046.

Other expense for Fiscal 2000 was $565,631 as compared to $227,378 for Fiscal 1999. The charges in the current year were attributable to the indirect costs related with the purchase of the restaurants in Central and Northern Florida, Mississippi and Louisiana and the lease termination payments relating to a closed store.

The Company recorded an income tax provision of $216,029 during Fiscal 2000 compared to $130,370 in Fiscal 1999. The increase was primarily attributable to the future taxable income and tax liabilities arising from the difference in depreciation and amortization.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

         For the year ended September 30, 1999 ("Fiscal 1999"), the Company had total revenues of $37,796,392 compared to total revenue of $18,344,980 for the year ended September 30, 1998 ("Fiscal 1998"). The increase in revenue was primarily attributable to the sales generated by the Company's acquisition of ten restaurants in Baton Rouge, Louisiana, on March 8, 1999, nine restaurants in St. Louis, Missouri on March 22, 1999, and five restaurants in Pensacola, Florida on July 6, 1998. The Company opened five additional new restaurants during the year of which two were in Birmingham, Alabama and one each in Ft Pierce, North Miami Beach and Lauderdale Lakes, Florida. The remaining sales increase was due to an increase in comparable sales of 12.0% for the year.

Cost of restaurant operations for Fiscal 1999 were $31,738,872 compared to $15,442,636 for Fiscal 1998. The increase is attributable to the number of restaurants and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired restaurants.

General and administrative expenses for Fiscal 1999 were $3,992,330 compared to $2,646,692 for Fiscal 1998. The increase was primarily attributable to expenses related to the indirect costs of recent acquisitions of additional restaurants that were not capitalized and additional personnel needed to support the Company's current growth.

Depreciation and amortization expenses for Fiscal 1999 were $778,051 compared to $277,722 for Fiscal 1998. The increase was primarily attributable to the acquisition of additional restaurants and the remodeling programs in existing restaurants.

Operating profit of the Company was $1,287,139 for Fiscal 1999 as compared to an operating loss of $22,070 for Fiscal 1998. The increase in operating profit is attributable to the increase in number of restaurants and increases in restaurants level profits resulting from the favorable comparable sales.

The gain (loss) on investment in JRECK was a loss of $182,809 for Fiscal 1999 as compared to a gain of $536,237 for Fiscal 1998. In the prior year, the sale of one of the Company's subsidiaries, SBK Franchise Systems, Inc. for $1.1 million resulted in a gain of $1,036,237 for Fiscal 1998, but this was subsequently reduced by a reserve of $500,000 on the promissory note received by the Company in the sale. In Fiscal 1999, a new agreement was reached whereby the Company received 700,187 additional shares of JRECK stock. As a result of a decline in the market value of the JRECK stock in Fiscal 1999, the Company expensed the JRECK stock to net realizable value. The loss reflects the decrease in stock market price in Fiscal 1999 versus the put option value in Fiscal 1998.

Interest expense increased to $892,906 in Fiscal 1999 from $199,448 in Fiscal 1998. The increase was due to higher average debt outstanding in Fiscal 1999 as compared to Fiscal 1998 and this was attributable to additional borrowings made under the Company's acquisition and remodeling programs.

Other expenses were $227,378 in Fiscal 1999 as compared to $357,281 in Fiscal 1998. The charges in the current year were attributable to off balance sheet financing costs associated with the purchase of the restaurants in Baton Rouge and St. Louis and the write off of territorial rights in the Caribbean area. In Fiscal 1998, the expenses were non-recurring charges and accruals offsetting the 1998 sale of the subsidiary.

The Company recorded an income tax provision of $130,370 during Fiscal 1999, which is primarily attributable to the future taxable income and tax liabilities arising from the differences in depreciation and amortization offset by the utilization of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for Fiscal 2000 was $10,802,056 as compared to $862,292 for Fiscal 1999. The increase in operating cash flow was primarily attributable to the net income from operations of $381,134 for Fiscal 2000 as opposed to a loss of $146,324 for Fiscal 1999, and an increase in cash due to advanced vendor rebates of $2,910,412, and increases in accounts payable and accrued expenses of 5,381,842. Depreciation and amortization increased by $1,410,069 which is attributable to the goodwill and fixed assets recorded in the acquisition of additional restaurants. This was offset by cash outlays for receivables and inventories.

         At September 30, 2000, the Company had current assets of $6,928,902 and total assets of $115,652,962 compared to current assets of approximately $733,470 and total assets of approximately $20,387,942 at September 30, 1999. The increase in total assets resulted from the Company's acquisition of 114 restaurants during the year and approximately $3.7 million of advanced rebates received from a vendor for future use of its products in the Company's restaurants.

         Net cash used in investing activities was $92,071,177 for Fiscal 2000 as compared to $10,419,571 for Fiscal 1999. The increase was primarily attributable to the acquisition of restaurants in the amount of $85,184,792, the funds spent in connection with the Company's remodeling program of $3,547,065, and the investment in certificates of deposit in the amount of $3,527,820.

         Net cash provided by financing activities was $83,272,576 for Fiscal 2000 as compared to net cash provided by financing activities for Fiscal 1999 of $8,401,274 The increase resulted primarily from the proceeds from new debt of $89,171,727, which was offset by the reduction of existing debt of $2,820,282 and debt issuance costs of $2,337,999.

         The Company believes that cash generated from operations, including the full year effect of the Fiscal 2000 acquisitions and the availability of its existing lines of credit, which amounts to $377,000 as of September 30, 2000, will be sufficient to fund its current operations. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion during Fiscal 2001. However, there can be no assurance that the Company will be able to obtain such capital on terms acceptable to the Company. No significant expenditures are anticipated for renovations during Fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, applies to the Company as of October 1, 2000. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have an effect on the Company's operations.

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

         In addition to factors discussed in this Form 10-KSB, among the other factors that could cause the Company's results to differ materially are: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions and construction schedules; and risks that sales growth resulting from the Company's current and future remodeling can be sustained at the current levels.

         For a further discussion of some of these factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" below.

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

         COMPETITION IN THE RESTAURANT INDUSTRY. The Company's restaurants face intense competition from quick-and full-service restaurants and, in particular, from chains with operating concepts similar to those of the Company. Management believes that its primary competitors are other national fried chicken chains, including KFC/registered trademark/, Church's Fried Chicken/registered trademark/ and Pollo Tropical/registered trademark/. The franchisor of Popeye's Chicken, AFC Enterprises Inc., is also the franchisor of Church's Chicken, a direct competitor of the Company's restaurants. In general, the restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs and the availability of an adequate number of hourly-paid employees also affect the restaurant industry. Major chains, which have substantial financial resources and longer operating histories, dominate the restaurant industry. There can be no assurance that consumers will regard the Company's menu items as significantly distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully in any given market.

         INCREASES IN OPERATING AND FOOD COSTS; AVAILABILITY OF SUPPLIES. An increase in operating costs could adversely affect the profitability of the Company. Factors such as inflation, increased utility, labor and employee benefit costs are beyond the Company's control and may adversely affect the restaurant industry in general and the Company's restaurants in particular. In connection with any further expansion of the Company, of which there can be no assurance, the Company's general and administrative costs likely would increase as a percentage of revenues as the Company adds administrative staff, systems, and other infrastructure to support these costs. A majority of the Company's revenues and food costs are derived from the sale and purchase of chicken. The cost of fresh chicken fluctuates from time to time depending on a variety of factors beyond the control of the Company, such as weather conditions and seasonal demand. There can be no assurance that fluctuations in the cost of chicken or the price of other supplies will not adversely affect the Company's results of operations. In addition, the Company is dependent on daily deliveries of food supplies, such as chicken, produce, baked goods and other products. Any delays or stoppages in such deliveries, as a result of, among other things, labor unrest or adverse weather conditions, could subject the Company's restaurants to shortages or interruptions which could materially adversely affect the Company.

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

CERTAIN FACTORS AFFECTING THE QUICK-SERVICE RESTAURANT INDUSTRY.

         The Company is required to respond to various consumer preferences, tastes and eating habits; demographic trends and traffic patterns; increases in food and labor costs; and national, regional and local economic conditions. In the past, several quick-service restaurant companies have experienced flat growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "discount-pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse affect on the Company.

         The Company's profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the Company's restaurants are located. Currently, the Company has locations in Florida, Alabama, Illinois, Georgia, Mississippi, Missouri, and Louisiana. A significant weakening in any of the local economies in which the Company operates may cause the residents of such communities to curtail discretionary spending which, in turn, could materially adversely affect the profitability of the entire Company.

         IMPORTANCE OF TRADEMARKS. The Company believes that its use of various trademarks and service marks obtained pursuant to its franchise agreements with the Franchisor are valuable to the marketing of its restaurants. There can be no assurance that the Company's use of such marks does not or will not violate the proprietary rights of others, that the Company's rights to utilize such marks will be upheld if challenged, or that the Company will not be prevented from using the marks, any of which could materially adversely affect on the Company.

         GOVERNMENT REGULATION. The restaurant business is subject to extensive federal, state and local regulation relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, franchising, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. The failure to obtain or retain required licenses, or a substantial increase in the minimum wage rate, (which increases have been proposed and are currently pending) could adversely affect the quick service operations of the Company. The restaurant business in these markets is subject to extensive regulation relating to the development and operation of restaurants, including regulations relating to building requirements, preparation and sale of quick service, and laws governing the Company's relationship with its employees. Compliance with such regulations may result in the Company incurring significant expenses. Failure to obtain required licenses or to comply with applicable laws and regulations in such jurisdictions could adversely affect the operations of the Company's restaurants in such jurisdictions.

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

         DEPENDENCE ON CONCEPTS. Because the Company develops and operates Popeye's restaurants, a failure of the Popeye's concept to compete successfully in the quick service restaurant industry in the areas in which the Company operates Popeye's restaurants or in which the Company intends to develop new restaurants or acquire existing restaurants would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

         See the Financial Statements of the Company, which are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

On August 3, 2000, the Company and Arthur Andersen LLP mutually agreed to terminate their relationship. Arthur Andersen LLP's resignation was accepted by the Company's Board of Directors on August 7, 2000. Management of the Company engaged Grant Thornton LLP on September 22, 2000 to audit the consolidated financial statements of Interfoods of America Inc. and Subsidiaries as of and for the year ending September 30, 2000.

The reports of Arthur Andersen LLP on the Company's consolidated financial statements for the past two fiscal years ended September 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1999 and 1998, and in the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their reports.

During the fiscal years ended September 30, 1999 and 1998 and during the subsequent interim period prior to engaging Grant Thornton LLP, neither the Company nor any person on the Company's behalf consulted with Grant Thornton LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

The predecessor auditors did not inform the Company of the existence of any reportable events, as defined in Item 304(a)(1)(iv) of Regulation S-B.

Arthur Andersen LLP furnished a letter addressed to the Securities and Exchange Commission dated August 7, 2000, agreeing with the above statements. A copy of that letter was filed as an Exhibit to the Company's Current Report on Form 8-K dated August 9, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current executive officers and directors of the Company are as follows:

                                      DIRECTOR
                                      --------
    NAME                    AGE        SINCE          POSITION
    ----                    ---        -----          --------


    Robert S. Berg          42          1996       Chairman of the Board,
                                                    Chief Executive Officer

    Steven M. Wemple        49          1996       President and Chief
                                                    Operating Officer, Director

    Francis X. Maloney      58           N/A       Chief Financial Officer


     Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. As of September 30, 2000, There were no outside Directors. The following sets forth certain biographical information with respect to the executive officers of the Company:

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

         Francis X. Maloney joined the Company in 1998 as Chief Financial Officer. He served as Vice President and Controller for Tecno Consult International S.A., a real estate developer in the Caribbean, from January 1994 to August 1998. Prior to that he served as Vice President of Finance for Ben Franklin Properties, a high rise condo developer in North Miami Beach, Florida from 1988 to 1994.

         There are no family relationships among any of the executive officers or directors of the Company. None of the executive officers of the Company is subject to any legal proceedings.

ITEM 10. EXECUTIVE COMPENSATION


CASH COMPENSATION

         The following table shows, for the two-year period ended September 30, 2000, cash and other compensation paid to each of the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                        OPTION GRANTS IN LAST FISCAL YEAR

NAME AND                        FISCAL                       OTHER ANNUAL   OPTIONS/
PRINCIPAL POSITION               YEAR    SALARY     BONUS    COMPENSATION    AWARDS      SAR'S(#)    LTIP
------------------              ------   ------     -----    ------------   -------     ---------  --------
Robert S. Berg                   2000   $452,043   $300,000   $4,322 (1)    $      0    $      0   $      0
Chairman of the Board            1999   $328,580   $      0   $4,165 (1)    $      0    $      0   $      0
Chief Executive Officer


Steve M. Wemple                  2000   $422,326   $300,000   $4,322 (1)    $      0    $      0   $      0

President and Chief              1999   $298,863   $      0   $4,316 (1)    $      0    $      0   $      0
Operating Officer,
Director

Francis X.Maloney                2000   $100,000   $  1,200   $4,322 (1)    $      0    $      0   $      0
Chief Financial                  1999   $ 71,587   $      0   $3,601 (1)    $      0    $      0   $      0
Officer

(1) Represents premiums for health insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth-certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2000 (a) by each person known to the Company to own beneficially more than 5% of any class of the Company's securities and (b) by each of the Company's officers and directors and by all officers and directors of the Company as a group. As of December 29, 2000, there were 5,145,432 shares of Common Stock of the Company outstanding. The address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME AND ADDRESS                     SHARES OF COMMON STOCK         PERCENT
OF OWNER                             BENEFICIALLY OWNED             OF CLASS
-----------------------------        ------------------             --------

Robert S. Berg                            1,476,719                   28.7%
Chairman of the Board,
Chief Executive Officer

Steven M. Wemple                            932,352                   18.1%
President and Chief Operating
Officer, Director

Francis X. Maloney                              256                      -
Chief Financial Officer

Andrew J. Nichols                           467,300                    9.1%

Kenneth Cramer                              338,983                    6.6%

All Officers and Directors
as a Group (3 persons)                    2,409,327                   46.8%
                                         ==========                   =====

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Berg and Wemple jointly own all of Elk River Aviation Inc.("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this section. On October 1,1998, the Company entered into an agreement whereby the Company was charged the rate of a flat $1,100 per hour of usage, on an as needed basis. Subsequently, the lease rate was adjusted to $1,500 per hour in June 1999. The Company is not responsible for any other operating expenses of the plane. In Fiscal Years 2000 and 1999, the Company paid $723,992 and $440,000 respectively, to Elk River for its services. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. In Fiscal 2000, the Company fully reserved for a deposit of $160,439 with Elk River Aviation as its collectibility was deemed to be uncertain.

         On July 21, 2000, the Company entered into a $2,200,000 investment in land and building for two Popeye's Chicken and Biscuit restaurants on the West Coast of Florida. The Company obtained financing of $1,632,000 from an unrelated party in connection with this transaction. The Company leased the operations to T.T. & D. Foods Inc., a Florida Corporation controlled by a related party of the Company's C.E.O. The lease derives an annual receipt of $282,568, from T. T. &
D. Foods Inc., which approximates fair market value, while the mortgage for the buildings and equipment requires annual outflow of $222,662. During Fiscal 2000, the Company netted $36,135 income from this transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            The following list describes the exhibits filed as part of this Form 10-KSB

         EXHIBIT NUMBER

         3.1 Articles of Incorporation of Sobik's Subs, Inc. dated May 13, 1994 (1)

         3.2    By-Laws of Sobiik's Subs, Inc. dated May 13, 1994 (1)

         4.1    Specimen of Common Stock Certificate (2)

         9.1    Shareholders Voting Agreement dated April 17, 1996 (1)

        10.1 Form of Company Franchise Agreement, including the Addendum to Franchise Agreement. (1)

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

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, on this 12 day of January, 2001, thereunto duly authorized.

                            INTERFOODS OF AMERICA, INC.
                            (Registrant)

                            STEVEN WEMPLE
                            ---------------------------------------------
                            By: STEVEN WEMPLE, President

                            FRANCIS X. MALONEY
                            ---------------------------------------------
                            By: FRANCIS X. MALONEY, Chief Financial Officer and
                                                    Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     SIGNATURE                      TITLE                                DATE


ROBERT S. BERG              Director, Chairman of the Board             01/12/01
                              Chief Executive Officer

STEVEN M. WEMPLE            Director, President, Chief Operating        01/12/01
                              Officer, Secretary and Treasurer

FRANCIS X. MALONEY          Chief Financial Officer and                 01/12/01
                              Principal Accounting Officer

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Report of Independent Certified Public Accountants                  F-2
Report of Independent Certified Public Accountants                  F-3

Consolidated Financial Statements:

        Consolidated Balance Sheets                                 F-4 - F-5

        Consolidated Statements of Operations                       F-6

        Consolidated Statement of Stockholders' Equity              F-7

        Consolidated Statements of Cash Flows                       F-8 - F-9

Notes to Consolidated Financial Statements                          F-10 - F-21

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors of
Interfoods of America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Interfoods of America, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interfoods of America, Inc. and Subsidiaries as of September 30, 2000 and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

Miami, Florida,
November 30, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Interfoods of America, Inc.:

We have audited the accompanying consolidated balance sheet of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interfoods of America, Inc. and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Miami, Florida,
November 9, 1999.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS                         2000               1999
                                     ------                         ----               ----

Current assets:
     Cash and cash equivalents                                  $  2,371,365       $   367,910
     Certificates of deposit                                       3,527,820                --
     Accounts receivable                                             279,378            17,198
     Inventories                                                     746,524           278,169
     Prepaid expenses                                                  3,815            70,193
                                                                ------------      ------------

           Total current assets                                    6,928,902           733,470
                                                                ------------      ------------

Property and equipment, net                                       78,078,077        11,303,129
                                                                ------------      ------------
Other assets:
     Deposits                                                        121,501           342,832
     Goodwill, less accumulated amortization of
       $739,763 and $285,682 in 2000 and 1999, respectively       25,668,497         6,998,611
     Other intangible assets, less accumulated
       amortization of $279,832 and $220,247 in
       2000 and 1999, respectively                                 2,102,034           427,119
     Investment in JRECK                                                  --           217,191
     Debt issuance cost, less accumulated
       amortization of $85,163 and $14,197 in
       2000 and 1999, respectively                                 2,577,623           310,590
     Other assets                                                    176,328            55,000
                                                                ------------      ------------

           Total other assets                                     30,645,983         8,351,343
                                                                ------------      ------------

           Total assets                                         $115,652,962       $20,387,942
                                                                ============       ===========

                                   (Continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                   (Continued)

                                                                 2000                1999
                                                                 ----                ----

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $  9,341,740       $ 3,149,618
     Current portion of advanced vendor rebates                    956,779                --
     Current portion of long term debt                           8,007,819           794,923
     Current portion of capital lease obligations                  502,679                --
     Current portion of deferred income on
       sale-leaseback transactions                                  45,248            45,248
                                                              ------------       -----------

           Total current liabilities                            18,854,265         3,989,789

Long-term debt, net of current portion                          90,511,023        12,043,867
Capital lease obligations, net of current portion                  168,714                --
Advanced vendor rebates, net of current portion                  1,953,633                --
Deferred taxes                                                     295,594            79,565
Deferred income on sale-leaseback transactions,
     net of current portion                                        708,413           753,665
                                                              ------------       -----------

           Total liabilities                                   112,491,642        16,866,886
                                                              ------------       -----------

Redeemable preferred stock, Class B, nonvoting,
430,000 shares authorized, 225,000 and 285,000 shares
issued and outstanding in 2000 and 1999                            225,000           285,000
                                                              ------------       -----------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 8,270,831
       shares issued in 2000 and 1999, respectively, and
       5,145,432 and 5,717,498 shares outstanding
       in 2000 and 1999                                              8,271             8,271
     Additional paid-in capital                                  4,349,093         4,349,093
     Accumulated deficit                                           (11,906)         (393,040)
     Common stock in Treasury, at cost, 3,125,399 and
         2,553,333 shares in 2000 and 1999, respectively        (1,409,138)         (728,268)
                                                              ------------       -----------

           Total stockholders' equity                            2,936,320         3,236,056
                                                              ------------       -----------

           Total liabilities and stockholders' equity         $115,652,962       $20,387,942
                                                              ============       ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                                            2000            1999            1998
                                                            ----            ----            ----
Revenues:
     Restaurant sales                                   $ 77,589,129    $ 37,796,392    $ 18,302,766
     Royalties and fees                                           --              --          42,214
                                                        ------------    ------------    ------------

           Total revenues                                 77,589,129      37,796,392      18,344,980
                                                        ------------    ------------    ------------
Costs and operating expenses:
     Cost of restaurant operations                        62,512,104      31,738,872      15,442,636
     General and administrative expenses                   7,192,666       3,992,330       2,646,692
     Depreciation and amortization                         2,188,118         778,051         277,722
                                                        ------------    ------------    ------------

           Total costs and operating expenses             71,892,888      36,509,253      18,367,050
                                                        ------------    ------------    ------------

           Operating income (loss)                         5,696,241       1,287,139         (22,070)
                                                        ------------    ------------    ------------

Other income (expense):
     (Loss) gain on investment in JRECK                      (93,691)       (182,809)        536,237
     Interest expense                                     (4,439,756)       (892,906)       (199,448)
     Other expense                                          (565,631)       (227,378)       (357,281)
                                                        ------------    ------------    ------------

           Total other expense                            (5,099,078)     (1,303,093)        (20,492)
                                                        ------------    ------------    ------------

           Income (loss) before income tax provision         597,163         (15,954)        (42,562)

Income tax provision                                        (216,029)       (130,370)       (114,095)
                                                        ------------    ------------    ------------

           Net income (loss)                            $    381,134    $   (146,324)   $   (156,657)
                                                        ============    ============    ============

Net income (loss) per share - basic and diluted, less
     preferred stock dividends of $0, $750 and
     $10,000 in 2000, 1999, and 1998 respectively       $       0.07    $      (0.03)   $      (0.03)
                                                        ============    ============    ============

Weighted average shares outstanding:

     Basic and diluted                                     5,468,503       5,713,658       5,597,366
                                                        ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                                        Common
                                                 Common Stock            Additional                    Stock in
                                                  ------------             Paid-in    (Accumulated     Treasury
                                                Shares    Amount           Capital      defecit)        at cost         Total
                                                ------    ------           -------      --------        -------         -----
BALANCE, SEPTEMBER 30, 1997                    8,079,979   $     8,080   $ 4,197,189   $   (79,309)   $  (728,268)   $ 3,397,692

     Net loss                                         --            --            --      (156,657)            --       (156,657)

     Preferred stock - Class A dividend               --            --            --       (10,000)            --        (10,000)

     Common stock issued in acquisition          142,857           143        99,857            --             --        100,000

     Common stock issued to employees
     and board of directors                       39,569            39        24,681            --             --         24,720
                                             -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1998                    8,262,405         8,262     4,321,727      (245,966)      (728,268)     3,355,755

     Net loss -                                       --            --            --      (146,324)            --       (146,324)

     Preferred stock - Class A dividend               --            --            --          (750)            --           (750)

     Common stock issued to employees              8,426             9        27,366            --             --         27,375
                                             -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1999                    8,270,831         8,271     4,349,093      (393,040)      (728,268)     3,236,056

     Net income -                                     --            --            --       381,134             --        381,134

     Purchase of  Common Stock in Treasury            --            --            --            --       (680,870)      (680,870)
                                             -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 2000                    8,270,831   $     8,271   $ 4,349,093   $   (11,906)   $(1,409,138)   $ 2,936,320
                                             ===========   ===========   ===========   ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                                                      2000               1999              1998
                                                                                      ----               ----              ----
Cash flows from operating activities:
     Net income (loss)                                                             $    381,134      $   (146,324)     $   (156,657)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
         Depreciation and amortization                                                2,188,118           778,051           277,722
         Deferred income tax expense                                                    216,029           130,370           114,095
         Amortization of deferred income on sale-leaseback transactions                 (45,252)          (38,974)          (88,996)
         Amortization of debt issuance costs                                             70,966            14,197                --
         Write down of investment in JRECK/(Gain) on sale of subsidiary                  93,691           182,809          (536,237)
         Impairment loss                                                                 47,942                --                --
         Common stock issued to employees and board of directors                             --            27,375            24,720
         Changes in assets and liabilities:
           Accounts receivable                                                         (262,180)           24,920            73,624
           Inventories                                                                 (468,355)         (157,773)           (4,125)
           Prepaid expenses                                                              66,378           (21,649)           63,447
           Deposits                                                                     221,331           (70,820)           59,110
           Other assets                                                                      --            52,500          (107,500)
           Accounts payable and accrued expenses                                      5,381,842            87,610         1,433,688
           Advanced vendor rebates, net of amortization                               2,910,412                --                --
                                                                                   ------------      ------------      ------------

                   Net cash provided by operating activities                         10,802,056           862,292         1,152,891
                                                                                   ------------      ------------      ------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                (85,184,792)      (19,718,278)       (5,350,000)
     Proceeds from sale/leaseback                                                       228,500        14,430,370         5,130,000
     Capital expenditures                                                            (3,547,065)       (5,022,163)       (1,881,485)
     Proceeds from sale of SBK                                                               --                --           136,237
     Proceeds from sale of equipment                                                         --                --            85,000
     Acquisition of other intangible assets                                             (40,000)         (109,500)               --
     Due from affiliates                                                                     --                --            26,274
     Certificates of deposit investments                                             (3,527,820)               --                --
                                                                                   ------------      ------------      ------------

                   Net cash used in investing activities                            (92,071,177)      (10,419,571)       (1,853,974)
                                                                                   ------------      ------------      ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                                    89,171,727         9,076,360         3,147,262
     Repayment of long-term debt                                                     (2,820,282)         (340,666)         (547,397)
     Redemption of Restricted Class A Preferred stock                                        --           (50,000)         (203,750)
     Redemption of Restricted Class B Preferred stock                                   (60,000)          (60,000)          (60,000)
     Preferred stock - Class A dividend                                                      --              (750)          (10,000)
     Purchase of treasury stock                                                        (680,870)               --                --
     Debt issuance costs                                                             (2,337,999)         (223,670)         (101,117)
                                                                                   ------------      ------------      ------------

                 Net cash provided by financing activities                           83,272,576         8,401,274         2,224,998
                                                                                   ------------      ------------      ------------

                 Net increase (decrease) in cash and cash equivalents                 2,003,455        (1,156,005)        1,523,915

Cash and cash equivalents:
     Beginning of period                                                                367,910         1,523,915                --
                                                                                   ------------      ------------      ------------
     End of period                                                                 $  2,371,365      $    367,910      $  1,523,915
                                                                                   ============      ============      ============

                                   (Continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                   (Continued)

                                                                              2000               1999             1998
                                                                              ----               ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

       Interest paid                                                       $ 4,030,756       $   778,710      $  188,445

       Income taxes paid                                                   $     3,114       $    12,211      $        0
                                                                           ===========       ===========      ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
       Net assets and assumed certain liabilities of
         acquired businesses-
           Total assets                                                    $85,995,072       $20,114,481      $5,500,000
           Total liabilities assumed                                          (810,280)         (396,203)        (50,000)
           Amount paid through issuance of equity                                    0                 0        (100,000)
                                                                           -----------       -----------      ----------

           Net cash paid                                                   $85,184,792       $19,718,278      $5,350,000
                                                                           ===========       ===========      ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS

Interfoods of America, Inc., a Nevada corporation (the "Company"), is through its wholly owned subsidiary, Sailormen Inc., a Florida corporation, a franchisee and operator of Popeye's/registered trademark/Chicken and Biscuits ("Popeye's") restaurants. The Company currently operates or subleases, pursuant to franchise agreements with AFC Enterprises, Inc., 165 Popeye's restaurants located in Florida, Alabama, Illinois, Georgia, Mississippi, Louisiana and Missouri and two Church's Chicken restaurants in Florida.

The accompanying consolidated financial statements include the accounts of Interfoods of America, Inc. ("Interfoods" or the "Company" formerly known as Sobik's Subs, Inc.) and its wholly owned subsidiaries, SBK Franchise Systems, Inc. ("SBK"), Sobik's Restaurant Corp. ("Restaurant"), Tropic Foods Ltd., West Point Partners, Inc. and Sailormen, Inc. ("Sailormen"). In September 1996, the Company changed its name from Sobik's Subs, Inc. to Interfoods of America, Inc. Intercompany balances and transactions are eliminated in consolidation.

SBK was engaged in franchise sales of a system of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs." The Company sold SBK and Restaurant in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The $500,000 promissory note was not repaid. An extension was negotiated with JRECK, which extended the maturity date until June 30, 1999. The Company received additional 56,857 shares of JRECK stock as an extension fee. Accordingly, in the fourth quarter of 1998, the promissory note was fully reserved with a corresponding reduction of the gain on sale. The resulting net gain of $536,237 is included as a component of other income (expense) in the accompanying 1998 consolidated statement of operations. On June 11, 1999, a new agreement was reached with JRECK relating to the promissory note and stock options. A new note for $200,000 was signed. The existing investment in JRECK stock was written down to market value and the Company also received an additional 700,187 shares of JRECK stock. Management has elected to fully reserve the $200,000 note. The 1999 financials statements include expenses of $ 182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by SFAS 115 " Accounting for Certain Investments in Debt and Equity Securities." In Fiscal 2000, the Company sold all the shares of JRECK stock for $123,500 and incurred an additional adjustment of $93,691 to other expense.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

CERTIFICATES OF DEPOSIT

The Company invests its excess cash in certificates of deposit which have maturities of 12 months or less. These investments are pledged as collateral for certain of the Company's debt.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of restaurant food items.

REVENUE RECOGNITION

Restaurant sales are recognized at time of sale with delivery of product to the customer.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Furniture and equipment acquired in exchange for restricted common stock is recorded at the fair market value of the assets acquired. Depreciation is calculated using the straight-line method over the following estimated useful lives:

                Building                     39 years
                Leasehold improvements       Lesser of 20 years or life of lease
                Furniture and equipment      3-10 years

START-UP COSTS

The Company currently expenses costs relating to new restaurant start-up activities. Such costs include training and labor costs prior to opening a new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires the write-off of all previously capitalized start-up costs. The effective date of SOP 98-5 is for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in Fiscal 2000. In Fiscal 1999, the Company expensed approximately $60,000 of start-up costs. As of September 30, 2000, the Company had no remaining capitalized start-up costs.

INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting. Goodwill is amortized on a straight line basis over periods ranging from 30 to 40 years, which management believes is a reasonable life in light of the characteristics present in the Popeye's Franchise community. Other intangible assets are recorded at cost and consist of franchise rights, which are being amortized using the straight-line method over 20 years. The franchise agreements are for an initial term of 20 years and may be extended for additional ten-year terms upon the payment of one-half of the then-applicable franchise fee and the execution of a renewal franchise agreement. The franchise agreement terms require the Company to pay royalties of 5% and advertising of 3% of net sales on a weekly basis.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. In Fiscal 2000, the Company expensed $47,948 relating to a store closure.

DEBT ISSUANCE COSTS

The costs of obtaining financing are deferred and included as debt issuance costs in the accompanying consolidated balance sheets and are amortized over the term of the loan to which such costs relate.

ADVANCED VENDOR REBATES

The Company has entered into seven-year contractual agreements with two vendors to receive rebates for future use of its products. As a result of these agreements, the Company received advanced rebates of $3,710,264 in Fiscal 2000 which was recorded as deferred revenue. As rebates are earned, the cost of restaurant operations is reduced in the Consolidated Statement of Operations and a corresponding decrease is recorded to deferred revenue in the

Consolidated Balance Sheet. The Company is amortizing the deferred revenue based on gallon's purchased in accordance with the contractual agreements.

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

DISCLOSURES ABOUT FAIR VALUES
OF FINANCIAL STATEMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of debt and redeemable preferred stock approximates the carrying value of such accounts.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of October 1, 2000. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have an effect on the Company's operations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

In Fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way companies report information about operating segments. The Company has one single reporting segment, its revenues are derived from customers located in the United States and all of the Company's long lived assets are located in the United States.

2.      ACQUISITIONS

The Company made four acquisitions and the purchase of real estate on an existing store in Fiscal 2000. Consideration for these acquisitions was primarily cash which was generated by long term debt financing. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. The operations of the acquired businesses have been included in the Company's consolidated statement of operations since the date of each respective acquisition.

The following table sets forth businesses acquired during 2000 and the consideration paid:

                                                                      Date of                          Total
                      Acquisition                                  Acquisition                    Consideration
                      -----------                                  -----------                    -------------
                                                                                                  (In Thousands)

             73 stores from RMS Family Restaurants             September 14, 2000                      $46,178
             Store #9 - Real Estate                            August 9, 2000                           $1,300
             One store from Jack Scoville                      July 27, 2000                              $819
             Two stores from Melin Corporation                 July 21, 2000                            $2,203
             37 stores from Ellis Enterprises                  January 11,2000                         $34,685
                                                                                                       -------

                                                                                                       $85,185
                                                                                                       =======

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):


             Assets, including cash                                                                    $64,988
             Goodwill                                                                                  $19,168
             Other intangibles                                                                          $1,839
             Liabilities assumed                                                                          $810

The goodwill acquired is being amortized on a straight line basis over 30 years.

The following table sets forth the unaudited pro forma consolidated results of operations for the years ended September 30, 2000 and 1999 giving effect to the above acquisitions as if such acquisitions had occurred on October 1, 1999 and 1998 (in thousands, except per share data):

                                                                             2000(Unaudited)      1999(Unaudited)

             Revenues                                                             $147,240            $139,879
             Net income                                                              1,829               2,266
             Basic and diluted earnings per share                                    $0.33               $0.40

The above unaudited pro forma consolidated results are based upon certain assumptions and estimates, which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the Company been in existence and had the acquisitions been consummated on October 1, 1999 and 1998, nor are they necessarily indicative of results which will be reported in the future.

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

                                                                                            2000                          1999
                                                                                            ----                          ----
           Land                                                                        $  5,943,762                    $    305,000
           Building                                                                      38,327,738                         397,694
           Leasehold improvements                                                        15,463,287                       4,736,715
           Furniture and equipment                                                       19,307,248                       6,990,436
           Construction in progress                                                       1,851,553                          33,138
                                                                                       ------------                    ------------

                                                                                         80,893,588                      12,462,983
           Less - accumulated depreciation
                         and amortization                                                (2,815,511)                     (1,159,854)
                                                                                       ------------                    ------------

                                                                                       $ 78,078,077                    $ 11,303,129
                                                                                       ============                    ============

4.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30:

                                                                                          2000                              1999
                                                                                          ----                              ----

           Accounts payable                                                            $4,471,779                       $1,859,161
           Accrued payroll                                                              1,130,109                          442,772
           Accrued property taxes                                                         953,690                          332,208
           Accrued payroll and sales taxes                                              1,066,102                          315,008
           Other                                                                        1,720,060                          200,469
                                                                                       ----------                       ----------

                         Total accounts payable and
                              accrued expenses                                         $9,341,740                       $3,149,618
                                                                                       ==========                       ==========

5.       LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                                                  2000                          1999
                                                                                  ----                          ----
      Note payable to a financial institution, due
      in monthly installments of $17,996 including
      fixed interest at 10.75%. The note matures in
      July 2007. Collateralized by certain of the Company
      assets. The principal balance was paid in full in Sept. 2000.                 $0                    $1,132,428

      Note payable to a financial institution, due in
      monthly installments totaling $26,584 including
      interest at 8.68% through October 2013. Collateralized
      by certain of the Company's assets.                                    2,490,298                     2,588,482

      Annual lines of credit with a financial institution
      for borrowings of $3,877,820. Interest is payable
      monthly at variable interest rates with the principal balances due January 20, 2001, February 28, 2001, and March 3, 2001
      subject to annual renewal approval by the
      financial institution. Collateralized by certificates
      of deposit and some of the Company assets.                             3,500,000                       250,000

      Notes payable to a financial institution, due in monthly
      installments totaling $36,659 in Fiscal 2000 and $39,170 in
      Fiscal 1999 including interest at 9.65% through April 2014.
      Collateralized by certain of the Company's assets.                     3,230,998                     3,443,943

      Notes payable to a financial institution, due in
      monthly installments totaling $46,990 including
      interest at 9.50% through April 2014. Collateralized
      by certain of the Company's assets.                                    4,294,059                     4,442,268

      Mortgage payable to a financial institution, due in
      monthly installments totaling $5,612 including
      variable interest of 9.18% at September 30,1999.
      Collateralized by land and building.
      The principal balance was paid in full in Jan. 2000.                           0                       590,836

      Notes payable to a financial institution, due in
      monthly installments totaling $368,797 including
      interest of 10.81% through November, 2019.
      Collateralized by certain of the Company assets.                      35,403,124                             0

      Notes payable to a financial institution, due in
      monthly installments totaling $398,587 including
      interest at 10.15% through April, 2019.
      Collateralized by certain of the Company's assets                     38,800,000                             0

                                   (Continued)

                                                                                  2000                          1999
                                                                                  ----                          ----

      Notes payable to a financial institution, due in
      monthly installments totaling $51,762 including
      interest at 9.84% through October 2012. Collateralized
      by certain of the Company's assets.                                       4,380,777                           0

      Mortgage notes payable to a financial institution, due in
      monthly installments totaling $11,222 including
      interest of 10.02% through September 2020.
      Collateralized by land and building                                       1,150,000                           0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $13,371 including
      interest of 10.43% through August 2020.
      Collateralized by land and building                                       1,330,374                           0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $6,960 including
      interest of 10.29% through August 2020.
      Collateralized by land and building.                                        699,129                           0

      Mortgage note payable to a financial institution,
      payable in interest only payments at 11.68%
      due October 31, 2000.
      Collateralized by land and building.                                        650,000                           0

      Mortgage note payable to a financial institution,
      payable in interest only payments at 7.0%
      due September 13, 2001. Collateralized by land and building.              1,047,565                           0

      Mortgage payable to a financial institution,
      payable in interest only payments at 11.623% due
      October 14, 2000. Collateralized by certain of the Company's assets.        600,000                           0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $4,055 including
      interest at 8.00% through August 2005.                                      197,278                           0

      Equipment notes payable to a financial institution,
      due in monthly installments totaling $13,556 including
      interest at various rates ranging from 10% to 11.14%
      Collateralized by certain of the Company's assets.
      With maturities ranging from March 2005 through August 2007.                745,240                     390,833
                                                                              -----------                ------------

                                                                               98,518,842                  12,838,790

      Less - current portion                                                   (8,007,819)                   (794,923)
                                                                              -----------                ------------

      Long-term debt                                                          $90,511,023                 $12,043,867
                                                                              ===========                 ===========

                                   (Continued)

Annual maturities of long-term debt as of September 30, 2000 are as follows:

           2001                                              8,007,819
           2002                                              2,521,724
           2003                                              2,790,170
           2004                                              3,087,304
           2005                                              3,412,195
           Thereafter                                       78,699,630
                                                           -----------
                                                           $98,518,842
                                                           ===========

         The new notes payable obtained from American Commercial Capital in Fiscal 2000 and Fiscal 1999 includes certain restrictive covenants, including maintenance of certain prescribed debt and fixed charge coverage ratios and limitation on the incurrence of additional indebtedness without prior written consent. As of September 30, 2000, management believes that the Company was in compliance with the restrictive covenants.

6.       CAPITAL LEASE


In connection with one of its acquisitions in Fiscal 2000, the Company assumed capital leases for certain equipment. The leases are treated as capital leases for financial statement purposes, and the remaining obligation is $671,393, at September 30, 2000. The related cost of $671,393 is recorded in property and equipment at September 30, 2000. The term of the leases range from 7 months to 19 months and the monthly lease payments range from $5,125 to $13,616.

The following is a schedule of equipment under capital leases as of September 30, 2000:

                  Equipment                                   $671,393
                  Less: Accumulated amortization:             $  2,797
                                                              --------
                                                              $668,596
                                                              --------

The minimum future payments on the capital leases are as follows:

                  2001                                        $551,799

                  2002                                        $185,477

                  Total minimum lease payments                $737,276

                  Less: Amount representing interest          $ 65,883
                                                              --------

                  Present value of minimum lease payments     $671,393

                  Less: Current portion:                      $502,679
                                                              --------

                  Long-term obligation under capital leases   $168,714
                                                              --------

7.      COMMON AND PREFERRED STOCK


On April 22, 1997, the Company acquired 1,030,000 shares of its common stock from a former director in exchange for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock, which are redeemable monthly at a rate of 5,000 shares for $5,000 per month for 86 months. No dividends are paid on this preferred stock. During each of the two years ended September 30, 2000 and 1999, the Company redeemed 60,000 of these preferred shares for

$60,000. All remaining outstanding preferred stock was redeemed in October 2000 for $225,000.

During 1998, the Company issued 5,731 shares of common stock to its board of directors. Also in 1998, the Company issued 33,838 shares of common stock to its employees as bonuses. Compensation expenses of $24,720 were recorded in connection with this issuance.

In 1999, the Company issued 8,426 shares of common stock to its employees as bonuses. Compensation expense of $27,375 was recorded in connection with this issuance.

In 2000, the Company purchased on the open market 572,066 shares of its common stock for a total cost of $680,870. As of September 30, 2000 the shares are being held as Treasury Stock.

8.      RELATED PARTY TRANSACTIONS

In 1998, the Company entered into an aircraft lease agreement with Elk River Aviation, Inc., an affiliate controlled by the Company's CEO and President. The Company, agreed to pay an amount of $1,100 per hour on an as needed basis for usage of the airplane. Elk River was responsible for all operating expenses such as pilot salary, insurance, fuel, and maintenance. Subsequently, the lease rate was amended to $1,500 per hour in June 1999. The Company incurred expenses related to the use of the airplane of approximately $724,000, $440,000, and $453,000, in 2000, 1999 and 1998, respectively. In Fiscal 2000, the Company fully reserved for a deposit of $160,439 with Elk River Aviation as its collectibility was deemed to be uncertain.

On July 21, 2000, the Company entered into a $2,200,000 investment in land and building for two Popeye's Chicken and Biscuit Restaurants on the West Coast of Florida. Financing of $1,632,000 was obtained from Franchise Finance Corporation of America in connection with this transaction. The Company leased the operations to T.T. & D Foods Inc., a company controlled by a related party of the Company's C.E.O. The terms of the lease derives an annual receipt of $282,568, which approximates fair market value, while the mortgage for the buildings and equipment requires an annual outflow of $222,662. During Fiscal 2000, the Company netted $36,135 income from this transaction.

9.      INCOME TAXES


The components of the income tax provision for federal income taxes for 2000, 1999 and 1998 are as follows:

                                    2000             1999           1998
                                    ----             ----           ----

           Current               $      --        $      --      $      --
           Deferred               (216,029)        (130,370)      (114,095)
                                 ---------        ---------      ---------
                                 $(216,029)       $(130,370)     $(114,095)
                                 =========        =========      =========

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below:

                                                        2000             1999
                                                        ----             ----
         Depreciation and amortization               (1,218,166)      $(607,481)
         Gain deferred for book purposes                283,376         106,916
         Capital losses                                 109,156          98,705
         Other                                          (38,670)        (14,941)
         Net operating loss carryforward                568,710         337,236
                                                    -----------       ---------
         Net deferred income tax asset (liability)  $  (295,594)      $ (79,565)
                                                    -----------       ---------

At September 30, 2000, the Company had net operating loss carryforwards available to offset future taxable income and tax liabilities of approximately $1,500,000, that expire primarily in 2020. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to their expiration, based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals. Accordingly, there's no valuation allowance recorded as of September 30, 2000.

The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision computed at the U.S. Federal statutory rate for the following reasons:

                                                              2000               1999                1998
                                                              ----               ----                ----
           (Provision) Benefit computed at Federal
                 statutory rate of 34%                     $(186,920)         $   5,302           $  14,471
           Non-deductible goodwill                           (55,150)           (37,824)            (19,808)
           State income taxes, net of federal benefit        (26,135)            (4,152)                 --
           Penalties                                          (4,762)           (31,063)                 --
           Net operating losses                                   --                 --            (124,295)
           Other                                              56,938            (62,633)             15,537
                                                           ---------          ---------           ---------
                                                           $(216,029)         $(130,370)          $(114,095)
                                                           ---------          ---------           ---------

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

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 2000, are as follows:

           2001                                       $ 5,451,000
           2002                                         5,484,000
           2003                                         5,477,000
           2004                                         5,411,000
           2005                                         5,451,000
           Thereafter                                  34,574,000
                                                       ----------

                                                      $61,848,000
                                                      ===========

Rent expense for the years ended September 30, 2000, 1999, and 1998 was $3,509,961, $2,525,779, and $1,511,228 respectively.

b.  Litigation

In November 1997, the former chairman of the board of directors of the Company filed suit against the Company and the current chairman of the board and chief executive of the Company for an injunction and damages resulting from an alleged breach of contract by the Company. The suit alleges that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. In October 2000, the Company settled the suit by purchasing all of the outstanding shares of the Company's preferred stock for $225,000 and paid an additional $15,000 for the settlement. The $15,000 was recorded as an expense in fiscal 2000.

The Company is also subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

11.      RETIREMENT AND SAVINGS PLAN

The Company started a 401(k) retirement and savings plan during Fiscal 2000. Eligible employees are allowed to contribute up to 15% of their compensation annually. The Company did not match any portion of the employee contributions during Fiscal 2000

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                        First                Second               Third             Fourth
                                                       Quarter              Quarter             Quarter            Quarter
                                                       -------              -------             -------            -------
Fiscal Year ended September 30, 2000

Revenues:                                          $12,494,684         $19,965,480          $20,906,917        $24,222,048

Operating income                                       858,877           1,791,683            1,715,474          1,330,207

Net income (loss)                                     $306,284            $288,831             $299,917        $  (513,898)
                                                   ===========         ===========          ===========        ===========

Net income (loss) per share, basic and diluted           $0.05               $0.05                $0.06             $(0.10)
                                                         =====               =====                =====             ======

                                                        First                Second               Third             Fourth
                                                       Quarter              Quarter             Quarter            Quarter
                                                       -------              -------             -------            -------
Fiscal Year ended September 30, 1999

Revenues:                                           $6,042,873          $7,432,948          $11,849,198        $12,471,373

Operating income (loss)                                (70,477)            339,513              510,834            507,269

Net income (loss)                                   $ (160,381)         $ (189,391)         $    85,099        $   118,349
                                                    ==========          ==========          ===========        ===========

Net income (loss) per share, basic and diluted          $(0.03)             $(0.03)               $0.01              $0.02
                                                        ======              ======                =====              =====



                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

 27.1                             Financial Data Schedule