Form 10-Q
period 2000-12-31
INTERFOODS OF AMERICA INC
filed 2001-02-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-21093


                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                  --------------------------------------------
             (Exact name of registrant as specified in this charter)


                   NEVADA                         59-3356011
           ----------------------------------------------------
          (State of other jurisdiction             (IRS Employer
           of incorporation)                  Identification No.)


            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
            ---------------------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code (305) 670-0746

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of FEBRUARY 10, 2001 there were 5,145,432 shares of the Issuer's Common Stock outstanding.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

Part I Financial Information

                                                                        PAGE(S)
                                                                        -------
    Item 1.    Financial Statements

               Consolidated Balance Sheets at December 31, 2000            1
                   (unaudited) and September 30, 2000

               Consolidated Statements of Earnings for the three           2
                   months ended December 31, 2000 and 1999 (unaudited)

               Consolidated Statement of Stockholders' Equity for          3
                   the three months ended December 31, 2000 (unaudited) and for the year ended September 30, 2000

               Consolidated Statements of Cash Flows for the three        4-5
                   months ended December 31, 2000 and 1999  (unaudited)

               Notes to the Consolidated Financial Statements (unaudited)  6

    Item 2.    Management's Discussion and Analysis                       7-8

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk  9


Part II. Other Information

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                             ASSETS:
                                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                                             2000               2000
                                                                                        (UNAUDITED)
                                                                                        -----------       -------------
Current assets:
     Cash and cash equivalents                                                      $   3,018,396       $   2,371,365
     Certificates of deposit                                                            3,577,820           3,527,820
     Accounts receivable                                                                  339,135             279,378
     Inventories                                                                          754,627             746,524
     Prepaid expenses                                                                      23,021               3,815
                                                                                           ------               -----

           Total current assets                                                         7,712,999           6,928,902
                                                                                        ---------           ---------

Property and equipment, net                                                            77,466,485          78,078,077
                                                                                       ----------          ----------

Other assets:
     Deposits                                                                              80,798             121,501
     Goodwill, net                                                                     25,463,004          25,668,497
     Other intangible assets, net                                                       2,077,160           2,102,034
     Debt issuance costs, net                                                           2,540,558           2,577,623
     Other assets                                                                         168,624             176,328
                                                                                          -------             -------
           Total other assets                                                          30,330,144          30,645,983
                                                                                       ----------          ----------

           Total assets                                                              $115,509,628        $115,652,962
                                                                                     ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses                                           $ 10,302,306        $  9,341,740
     Current portion of advanced vendor rebates                                           776,275             956,779
     Current portion of long-term debt                                                  7,549,102           8,007,819
     Current portion of capital lease obligations                                         470,062             502,679
     Current portion of deferred income on sale-leaseback transactions                     45,248              45,248
                                                                                           ------             -------

           Total current liabilities                                                   19,142,993          18,854,265

Long-term debt, net of current portion                                                 89,904,277          90,511,023
Advanced vendor rebates, net of current portion                                         1,870,317           1,953,633
Capital lease obligations, net of current portion                                          72,689             168,714
Deferred taxes                                                                            522,019             295,594
Deferred income on sale-leaseback transactions, net of current portion                    697,100             708,413
                                                                                          -------             -------

           Total liabilities                                                          112,209,395         112,491,642
                                                                                      -----------         -----------

Redeemable preferred stock class B                                                              -             225,000
                                                                                      -----------             -------

Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 8,270,817 shares issued
       and 5,145,432 shares outstanding                                                     8,271               8,271
       Additional paid-in capital                                                       4,349,093           4,349,093
     Retained earnings (accumulated deficit)                                              352,007            (11,906)
     Common stock in treasury, at cost, 3,125,399 shares                              (1,409,138)         (1,409,138)
                                                                                      -----------         -----------

           Total stockholders' equity                                                   3,300,233           2,936,320
                                                                                        ---------           ---------

           Total liabilities and stockholders' equity                                $115,509,628        $115,652,962
                                                                                     ============        ============

  The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
              For the three months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                        2000                1999
                                                        ----                ----


Revenues:                                          36,842,626       $ 12,494,684
                                                   ----------       ------------


Costs and operating expenses:

     Cost of restaurant operations                 29,695,574         10,068,761
     General and administrative expenses            2,879,062          1,273,402
     Depreciation and amortization                  1,222,309            293,644
                                                    ---------            -------

           Total costs and operating expenses      33,796,945         11,635,807
                                                   ----------         ----------

           Operating income                         3,045,681            858,877
                                                    ---------            -------
Other income (expense):

     Interest expense                             (2,592,859)          (311,683)
     Loss on investment in JRECK stock                      0          (122,760)
     Other income                                     141,727             39,632
                                                      -------             ------

           Total other expense                    (2,451,132)          (394,811)
                                                  -----------          ---------

           Income before income tax provision         594,549            464,066

Income tax provision                                (230,636)          (157,782)
                                                    ---------          ---------

           Net income                              $  363,913         $  306,284
                                                   ==========         ==========


Net income per share - basic and diluted,              $0 .07              $0.05
                                                      =======              =====


Weighted average shares outstanding:

     Basic and diluted                              5,145,432          5,717,484
                                                    =========          =========

  The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                  For the three months ended December 31, 2000
                    and for the year ended September 30, 2000

                                         Common Stock            Additional
                                         ------------            Additional  Earnings         Common
                                                                 Paid-in     (Accumulated    Stock in
                                         Shares     Amount       Capital     Deficit)        Treasury  Total
                                         ------     ------       -------     ---------      ---------- -----
BALANCE, SEPTEMBER 30, 1999             8,270,831    $8,271     $4,349,093   $(393,040)   $(728,268)   $3,236,056


     Net income                                 -         -              -      381,134            -      381,134


     Purchase of common stock in Treasury       -         -              -            -     (680,870)   (680,870)
                                         --------     -----     ----------   ----------    ----------  ----------


BALANCE, SEPTEMBER 30, 2000             8,270,831     8,271      4,349,093     (11,906)   (1,409,138)   2,936,320



     Net Income                                 -         -              -      363,913             -     363,913
                                         --------     -----     ----------   ----------    ----------  ----------

BALANCE, DECEMBER 31, 2000              8,270,831    $8,271     $4,349,093     $352,007  $(1,409,138)  $3,300,233
                                        =========    ======     ==========     ========  ============  ==========

  The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2000 and 1999
                                   (unaudited)

                                                                                              2000               1999
                                                                                              ----               ----

Cash flows from operating activities:
     Net income                                                                         $  363,913         $  306,284
     Adjustments to reconcile net income to net
       cash provided by operating activities-
         Depreciation and amortization                                                   1,222,309            293,644
         Deferred income tax expense                                                       226,425            157,782
         Amortization of deferred income on sale-leaseback transactions                   (11,313)           (11,313)
         Amortization of debt issuance costs                                                37,065              7,218
         Loss on investment in JRECK stock                                                       -            122,760
          Changes in assets and liabilities:
           Accounts receivable                                                            (59,757)          (285,246)
           Inventories                                                                     (8,103)              2,848
           Prepaid expenses                                                               (19,206)          (113,111)
           Deposits                                                                         40,703          (131,291)
           Advanced vendor rebates, net of amortization                                  (263,820)          1,763,580
           Accounts payable and accrued expenses                                           960,566          (259,992)
                                                                                           -------          ---------

                    Net cash provided by operating activities                            2,488,782          1,853,163
                                                                                         ---------          ---------

Cash flows from investing activities:
     Capital expenditures                                                                (372,646)          (101,436)
     Certificates of deposit investments                                                  (50,000)
                                                                                           -------          --------

                    Net cash used in investing activities                                (422,646)          (101,436)
                                                                                         ---------          ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                                                -            400,000
     Repayment of long-term debt, including capital leases                             (1,194,105)           (131,098
     Redemption of Restricted Class B Preferred stock                                    (225,000)           (15,000)
                                                                                          -------             -------

                    Net cash (used in) provided by financing activities                (1,419,105)            253,902
                                                                                       -----------            -------

                    Net increase in cash and cash equivalents                              647,031          2,005,629

Cash and cash equivalents:
     Beginning of period                                                                 2,371,365            367,910
                                                                                         ---------            -------
     End of period                                                                    $  3,018,396       $  2,373,539
                                                                                      ============       ============

                                   (continued)

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2000 and 1999
                                   (unaudited)

                                                                                             2000                1999
                                                                                             ----                ----

Supplemental disclosures of cash flow information:

          Interest paid                                                                  $ 2,234,383       $  304,463
                                                                                         ===========       ==========



          Income taxes paid                                                              $     4,211       $        -
                                                                                         ===========       ==========

  The accompanying notes are an integral part of these consolidated statements.

                  INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc. and Subsidiaries ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information fairly presented. See Form 10-KSB for the year ended September 30, 2000 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the three month periods ended December 31, 2000 and 1999 and cash flows for each of the three month periods ended December 31, 2000 and 1999. The results of operations for the three month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

         For quarterly reporting purposes, the Company amortizes its advanced vendor rebates based on the estimated beverages purchased. Rebates at year end will be adjusted based on actual purchases which may result in a fourth quarter adjustment.

 2.      REDEEMABLE CLASS B PREFERRED STOCK

         In October 2000, the Company settled a lawsuit by purchasing all of the outstanding shares of the Company's preferred stock for $225,000 and paid an additional $15,000 for the settlement. The $15,000 was recorded as an expense in fiscal 2000.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SEE ATTACHED FINANCIAL STATEMENTS OF THE ISSUER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

For the three months ended December 31, 2000, the Company had total revenues of $36,842,626 as compared to total revenues of $12,494,684 for the three months ended December 31, 1999. The increase in revenues was primarily attributable to the sales generated from the Company's acquisition of 73 restaurants in Central and Northern Florida in September 2000 and 37 restaurants in Mississippi and Louisiana in January, 2000. Same store revenues for the three months were comparable to last year.

Cost of restaurant operations for the three months ended December 31, 2000 were $29,695,574 or 80.6% of sales as compared to $10,068,761 or 80.6% for the three months ended December 31,1999. The dollar increase is attributable to the increased number of restaurants.

General and administrative expenses for the three months ended December 31, 2000 were $2,879,062 or 7.8% of sales as compared to $1,273,402 or 10.2% of sales for the three months ended December 31, 1999. The dollar increase is primarily attributable to the expenses related to the indirect costs of the acquisition of restaurants and the costs of additional personnel hired to support the Company's current growth. The decrease as a percentage of sales is due to the efficiencies obtained through additional volume.

Depreciation and amortization expenses for the three months ended December 31, 2000 were $1,222,309 as compared to $293,644 for the three months ended December 31, 1999. The increase was primarily attributable to an increase in total fixed assets due to the acquisition of additional restaurants.

Operating income of the Company was $3,045,681 for the three months ended December 31, 2000 as compared to an operating income of $858,877 for the three months ended December 31, 1999. The increase in operating income is attributable to the increase in number of restaurants.

Interest expense increased to $2,592,859 for the three months ended December 31, 2000 as compared to $311,683 for the three months ended December 31, 1999. The increase was due to higher average debt outstanding in Fiscal 2001 compared to Fiscal 2000 and this was attributable to additional borrowings made under the Company's acquisition program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended December 31, 2000 was $2,488,782 as compared to $1,853,163 for the three months ended December 31, 1999. The increase in operating cash flow for the period was primarily attributable to the increased number of restaurants. There was also an increase in accounts payable and accrued expenses of $960,566.

At December 31, 2000, the Company had total current assets of $7,712,999 and total assets of $115,509,628 as compared to total current assets of $6,928,902 and total assets of $115,652,962 at September 30, 2000. The increase in current assets was primarily attributable to an increase in cash and cash equivalents of approximately $647,000.

Net cash used in investing activities was $422,646 for the three months ended December 31, 2000 as compared to $101,436 used for the three months ended December 31, 1999. The increase in cash used was primarily for capital improvements in the amount of $372,646 in the three months ended December 31, 2000.

Net cash used in financing activities was $1,419,105 for the three months ended December 31,2000 as compared to a surplus of $253,902 in the three months ended December 31,1999. The decrease resulted primarily from long term debt repayment of $1,194,105 and the purchasing of all the outstanding shares of preferred stock for $225,000 in the three months ended December 31, 2000.

As of December 31, 2000, the Company has total outstanding debt of approximately $98 million, of which approximately $8 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of December 31, 2000, the interest rate on the majority of the debt was 10.5%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

The Company intends to obtain the necessary capital to continue its future expansion plans as potential acquisition targets are identified. The Company believes it will be able to obtain, through equity or debt financing, the necessary capital to fund its expansion program during Fiscal 2001. However, there can be no assurance that the Company will be able to obtain capital under terms acceptable to the Company. At the present time, there are no significant expenditures anticipated for renovations during Fiscal 2001.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as favorable opportunities arise; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 2000 annual 10-KSB for further discussion on the Company's future growth and expansion plans.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have an effect on the Company's operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

The Company maintains Certificates of deposits with original maturities of 12 months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's annual interest income by approximately $23,000.

Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $3,514,000 as of December 31, 2000. In the event that interest rates increased by 10%, the Company's interest obligations would increase by approximately $26,000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 1997, the former chairman of the board of directors of the Company filed suit against the Company and the current chairman of the board and chief executive of the Company for an injunction and damages resulting from an alleged breach of contract by the Company. The suit alleged that the Company breached an agreement to repurchase 150,000 shares of common stock at a price of approximately $130,000. In October 2000, the Company settled the suit by purchasing all of the outstanding shares of the Company's preferred stock for $225,000 and paid an additional $15,000 for the settlement. The $15,000 was recorded as an expense in fiscal 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) None

          (b) Reports on Form 8-K We filed no Reports on Form 8-k during the quarter ended December 31, 2000. To date in the following quarter, we have filed the following Report on Form 8-K/A:


    Date of Filing                                    Disclosure
    -----------                                       ----------

    January 10, 2001                        Acquisition of 73 restaurants from
                                                 RMS Family Restaurants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERFOODS OF AMERICA, INC.

Date: February 14, 2001                By: /s/ ROBERT S. BERG
                                       ----------------------

                                       Robert  S. Berg, Chairman of the Board
                                                  Chief Executive Officer

                                       By: /s/ STEVEN M. WEMPLE
                                       ------------------------
                                       Steven  M. Wemple, President
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer

                                       By: /s/ FRANCIS X. MALONEY
                                       --------------------------
                                       Francis X. Maloney,
                                                 Chief Financial Officer,
                                                 Principal Accounting Officer