Form 10-Q
period 2001-03-31
INTERFOODS OF AMERICA INC
filed 2001-05-14
CIK 1019159

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2001

Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-21093

                          INTERFOODS OF AMERICA, INC.
                          ---------------------------
             (Exact name of registrant as specified in this charter)


                     NEVADA                         59-3356011
           ---------------------------------------------------------
           (State of other jurisdiction          (IRS Employer
                 of incorporation)               Identification No.)


            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
            ---------------------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code (305) 670-0746

Indicate by check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 2001, there were 5,145,432 shares of the Issuer's Common Stock outstanding.

                           INTERFOODS OF AMERICA, INC.
                                    FORM 10-Q

                                      INDEX

Part I Financial Information                                                                      PAGE(S)
                                                                                                  -------
        Item 1.         Financial Statements

                        Consolidated Balance Sheets at March 31, 2001                                1
                              (unaudited) and September 30, 2000

                        Consolidated Statements of Operations for the three and six                  2
                               months ended March 31, 2001 and 2000 (unaudited)

                        Consolidated Statements of Stockholders' Equity for                          3
                               the six months ended March 31, 2001 (unaudited)
                               and for the year ended September 30, 2000

                        Consolidated Statements of Cash Flows for the six
                        months ended March 31, 2001 and 2000 (unaudited)                            4-5

                        Notes to the Consolidated Financial Statements (unaudited)                   6

        Item 2.         Management's Discussion and Analysis of Financial

                        Condition and Results of Operations                                         7-8

        Item 3.         Quantitative and Qualitative Disclosures about Market Risk                   9


Part II. Other Information

        Item 6.         Exhibits and Reports on Form 8-K                                             9

                                     PART I
                             FINANCIAL IN FORMATION

Item 1. Financial Statements

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets


                                             ASSETS:

                                                                                      March 31         September 30,
                                                                                        2001               2000
                                                                                     (UNAUDITED)
                                                                                    -------------       -------------
Current assets:
     Cash and cash equivalents                                                     $   2,203,441         $   2,371,365
     Certificates of deposit                                                           3,577,820             3,527,820
     Accounts receivable                                                                  80,104                29,378
     Inventories                                                                         761,446               746,524
     Prepaid expenses                                                                    414,015                 3,815
                                                                                   -------------         -------------
           Total current assets                                                        7,036,826             6,678,902
                                                                                   -------------         -------------

Property and equipment, net                                                           79,347,648            78,078,077
                                                                                   -------------         -------------

Other assets:
     Deposits                                                                            321,548               371,501
     Goodwill, net                                                                    25,220,271            25,668,497
     Other intangible assets, net                                                      2,019,937             2,102,034
     Debt issuance costs, net                                                          2,523,027             2,577,623
     Other assets                                                                        160,921               176,328
                                                                                   -------------         -------------
           Total other assets                                                         30,245,704            30,895,983
                                                                                   -------------         -------------

           Total assets                                                            $ 116,630,178         $ 115,652,962
                                                                                   =============         =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses                                         $  10,285,924         $   9,341,740
     Current portion of advanced vendor rebates                                          668,698               956,779
     Current portion of long-term debt                                                 6,051,613             8,007,819
     Current portion of capital lease obligations                                        386,444               502,679
     Current portion of deferred income on sale-leaseback transactions                    45,248                45,248
                                                                                   -------------         -------------
           Total current liabilities                                                  17,437,927            18,854,265

Long-term debt, net of current portion                                                92,107,776            90,511,023
Advanced vendor rebates, net of current portion                                        1,842,601             1,953,633
Capital lease obligations, net of current portion                                         24,028               168,714
Deferred taxes                                                                           795,923               295,594
Deferred income on sale-leaseback transactions, net of current portion                   685,787               708,413
                                                                                   -------------         -------------
           Total liabilities                                                         112,894,042           112,491,642
                                                                                   -------------         -------------

Redeemable preferred stock class B                                                            --               225,000
                                                                                   -------------         -------------
Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 8,270,831 shares issued
       and 5,145,432 shares outstanding                                                    8,271                 8,271
       Additional paid-in capital                                                      4,349,093             4,349,093
     Retained earnings (accumulated deficit)                                             787,910               (11,906)
     Common stock in treasury, at cost, 3,125,399 shares                              (1,409,138)           (1,409,138)
                                                                                   -------------         -------------

           Total stockholders' equity                                                  3,736,136             2,936,320
                                                                                   -------------         -------------
           Total liabilities and stockholders' equity                              $ 116,630,178         $ 115,652,962
                                                                                   =============         =============

  The accompanying notes are an integral part of these consolidated statements.

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Operations
           For the three and six months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                Three Months       Three Months      Six Months        Six Months
                                               ended 3/31/01      ended 3/31/00     ended 3/31/01     ended 3/31/00
                                               -------------      -------------     -------------     -------------
Revenues:                                       $ 38,002,498      $ 19,965,480      $ 74,845,124      $ 32,460,164

Operating expenses:
        Cost of restaurant operations             30,778,808        15,947,518        60,474,382        26,016,279
        General and administrative expenses        3,015,543         1,675,933         5,894,605         2,949,335
        Depreciation and amortization              1,215,903           550,346         2,438,212           843,990
                                                ------------      ------------      ------------      ------------

Total operating expenses                          35,010,254        18,173,797        68,807,199        29,809,604
                                                ------------      ------------      ------------      ------------

Operating income                                   2,992,244         1,791,683         6,037,925         2,650,560
                                                ------------      ------------      ------------      ------------

Other income (expense):
        Interest expense                          (2,557,561)       (1,173,384)       (5,150,420)       (1,485,067)
        Loss on investment in JRECK stock                 --                --                --          (122,760)
        Other income (expense)                       275,130          (169,814)          416,857          (130,182)
                                                ------------      ------------      ------------      ------------

               Total other expense                (2,282,431)       (1,343,198)       (4,733,563)       (1,738,009)
                                                ------------      ------------      ------------      ------------


Income before income tax provision                   709,813           448,485         1,304,362           912,551

Income tax provision                                (273,910)         (159,654)         (504,546)         (317,436)
                                                ------------      ------------      ------------      ------------

Net income                                      $    435,903      $    288,831      $    799,816      $    595,115
                                                ============      ============      ============      ============

Net earnings per share, basic and diluted       $       0.08      $       0.05      $       0.16      $       0.10
                                                ============      ============      ============      ============


Weighted average shares outstanding                5,145,432         5,700,803         5,145,432         5,700,803
                                                ============      ============      ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                           INTERFOODS OF AMERICA, INC.
                 Consolidated Statement of Stockholders' Equity
               For the six months ended March 31, 2001 (unaudited)
                    and for the year ended September 30, 2000

                                                                              Retained
                                               Common Stock     Additional    Earnings       Common
                                            ------------------    Paid-in   (Accumulated    Stock in
                                            Shares      Amount    Capital     Deficit)      Treasury     Total
                                            ------      ------    -------     --------      --------     -----
BALANCE, SEPTEMBER 30, 1999                8,270,831    $8,271   $4,349,093   $(393,040)  $  (728,268)  $3,236,056


  Net income                                      --        --           --     381,134            --      381,134



  Purchase of common stock in Treasury            --        --           --          --      (680,870)    (680,870)
                                         -----------     -----   ----------    --------   -----------   ----------


BALANCE, SEPTEMBER 30, 2000                8,270,831     8,271    4,349,093     (11,906)  $(1,409,138)   2,936,320



     Net Income                                   --        --           --     799,816            --      799,816


                                         -----------    ------   ----------    --------   -----------   ----------

BALANCE, MARCH 31, 2001                    8,270,831    $8,271   $4,349,093    $787,910   $(1,409,138)  $3,736,136
                                         ===========    ======   ==========    ========   ===========   ===========

   The accompanying notes are an integral part of this consolidated statement.

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Six Months ended March 31,
                                                                              --------------------------
                                                                                 2001            2000
                                                                                 ----            ----
Cash flows from operating activities:
      Net income                                                             $    799,816    $    595,115
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                       2,438,212         843,990
            Deferred income tax expense                                           500,329         317,436
            Amortization of deferred income on sale-leaseback transactions        (22,626)        (22,626)
            Amortization of debt issuance costs                                    74,212          25,817
            Loss on investment in JRECK stock                                          --         122,760
            Loss on closed store                                                   90,320              --

            Changes in assets and liabilities:
                Accounts receivable                                               (50,726)        (95,114)
                Deposits                                                           49,953         124,629
                Inventories                                                       (14,922)       (222,387)
                Prepaid expenses                                                 (410,200)        (47,424)
                Advanced vendor rebates                                          (399,113)      1,550,640
                Accounts payable and accrued expenses                             944,184       1,669,551
                                                                             ------------    ------------

        Net cash provided by operating activities                               3,999,439       4,862,387
                                                                             ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                                     (1,434,493)       (498,111)
      Loans to officers                                                                --        (600,000)
      Acquisition of land , buildings and restaurants                          (1,817,880)    (34,841,033)
      Certificates of deposits                                                    (50,000)             --
                                                                             ------------    ------------

        Net cash used in investing activities                                  (3,302,373)    (35,939,144)
                                                                             ------------    ------------

Cash flows from financing activities:
      Proceeds from long-term debt                                              2,205,952      36,139,992
      Repayment of long-term debt                                              (2,826,326)     (1,548,152)
      Purchase of treasury stock                                                       --         (80,161)
      Debt issuance costs                                                         (19,616)     (1,054,935)
      Redemption of Class B Preferred Stock                                      (225,000)        (30,000)
                                                                             ------------    ------------

        Net cash provided by (used in) financing activities                      (864,990)     33,426,744
                                                                             ------------    ------------

              Net (decrease) increase in cash and cash equivalents               (167,924)      2,349,987

Cash and cash equivalents:
      Beginning of period                                                       2,371,365         367,910
                                                                             ------------    ------------

      End of period                                                          $  2,203,441    $  2,717,897
                                                                             ------------    ------------

                                   (continued)

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Six Months ended March 31,
                                                                              --------------------------
                                                                                 2001            2000
Supplemental disclosures of cash flow information:                               ----            ----


          Interest paid                                                       $4,821,217     $1,165,067
                                                                              ==========     ==========


          Income taxes paid                                                       $4,217             --
                                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated statements.

                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc.("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information fairly presented. See Form 10-KSB for the year ended September 30, 2000 for additional information relevant to significant accounting policies followed by the Company.

         BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the six month periods ended March 31, 2001 and 2000 and cash flows for each of the six-month periods ended March 31, 2001 and 2000. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

         Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.

         For quarterly reporting purposes, the Company amortizes its advanced vendor rebates based on the estimated beverages purchased. Rebates at year end will be adjusted based on actual purchases which may result in a fourth quarter adjustment.

2.       EXECUTIVE RETENTION PLAN

         The Company has concluded that continued services of select key executives is essential for the future growth and operations of the Company. Therefore, during the quarter, the Company started an Executive retirement plan for key employees. Participants approved by the Executive committee will be 100% vested when they have been a participant in the Executive Retention Plan for a period of 15 years or at retirement (65th birthday), whichever is earliest.

         The Company currently funds the cost of the plan on a quarterly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-KSB for the year ended September 30, 2000.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

For the three and six months ended March 31, 2001, the Company had total revenues of $38,002,498 and $74,845,124 compared to total revenues of $19,965,480 and $32,460,164 for the three and six months ended March 31, 2000. For the three months ended March 31, 2001, the increase in revenues was primarily attributable to the sales generated from the 73 restaurants in Central and Northern Florida acquired by the Company in September 2000. For the six months ended March 31, 2001, the increase in revenues was attributable to the sales generated from the 37 restaurants in Mississippi and Louisiana acquired by the Company in January 2000 and the 73 restaurants acquired by the Company in September 2000. The remaining sales increase was due to an increase in comparable sales of existing restaurants of 5.0% for the three months and 3.1% for the six months ended March 31, 2001.

Cost of restaurant operations for the three and six months ended March 31, 2001 were $30,778,808 or 81% of sales and $60,474,382 or 80.8% of sales as compared to $15,947,518 or 79.9% of sales and $26,016,279 or 80.1% of sales for the three and six months ended March 31,2000. The dollar increase is attributable to the increased number of restaurants. The increase as a percentage of sales is due to additional expenses that were incurred to integrate the Company's procedures and systems into the acquired restaurants.

General and administrative expenses for the three and six months ended March 31, 2001 were $3,015,543 and $5,894,605 or 7.9% of sales as compared to $1,675,933 or 8.4% of sales and $2,949,335 or 9.1% of sales for the three and six months ended March 31,2000. The dollar increase is primarily attributable to the expenses related to the indirect costs incurred by the Company in acquiring restaurants in September 2000, and the costs of additional personnel hired to support the Company's current growth. The decrease as a percentage of sales is due to the efficiencies obtained through additional volume.

Depreciation and amortization for the three and six months ended March 31, 2001 were $1,215,903 and $2,438,212 as compared to $550,346 and $843,990 for the three and six months ended March 31,2000. The increase was primarily attributable to the increase in total fixed assets due to the acquisition of additional restaurants.

Operating income of the Company was $2,992,244 and $6,037,925 for the three and six months ended March 31, 2001 as compared to $1,791,683 and $2,650,560 for the three and six months ended March 31, 2000. The increase in operating income is attributable to the increase in number of restaurants.

Interest expense increased to $2,557,561 and $5,150,420 for the three and six months ended March 31, 2001 as compared to $1,173,384 and $1,485,067 for the three and six months ended March 31, 2000. The increase was due to higher average debt outstanding in Fiscal 2001 as compared to Fiscal 2000 and this was attributable to additional borrowings made in connection with its acquisition of the additional restaurants described earlier.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended March 31, 2001 was $3,999,439 compared to net cash provided by operations of $4,862,387 for the six months that ended March 31, 2000. The decrease in operating cash flow for the period was primarily attributable to the receipt of $1,550,640 of advanced vendor rebates in the six months ended March 31, 2000.

At March 31, 2001, the Company had total current assets of $7,036,826 and total assets of $116,630,178 as compared to total current assets of $6,678,902 and total assets of $115,652,962 at September 30, 2000. The increase in total assets was primarily attributable to an increase in net property and equipment of $1,269,571.

Net cash used in investing activities was $3,302,373 for the six months ended March 31, 2001 as compared to $35,939,144 for the six months ended March 31, 2000. The substantial decrease in cash used is primarily resulting from the Fiscal 2000 period having a major acquisition of 37 restaurants from Ellis Enterprises.

Net cash used in financing activities was $864,990 for the six months ended March 31, 2001 as compared to the $33,426,744 which was provided in the six months ended March 31, 2000. The decrease resulted primarily from the Fiscal 2000 period having additional proceeds for the financing of the major acquisition from Ellis Enterprises.

As of March 31, 2001, the Company had total outstanding debt of approximately $
98.2 million, of which approximately $6.1 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of March 31, 2001, the average interest rate on the debt was 10.4%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its future performance. Based upon the current level of operations and anticipated revenue growth and cost savings, management believes that cash flow from operations and available cash from its existing line of credit, and refinancing capabilities, will be adequate to meet the Company's future liquidity needs. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any needed refinancing on reasonable terms or at all. At the present time, there are no significant expenditures for renovations during Fiscal 2001.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as opportunities arise; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 2000 Annual Report on Form 10-KSB for further discussion on the Company's future growth and plans of expansion.

Forward-Looking Statements

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the changes in customers' tastes and preferences, the fluctuation on commodity costs, the ability to maintain property values in markets that we currently own, the availability and cost of suitable locations for new restaurants, the availability and cost of capital to the Company, the ability of the Company to develop and operate its restaurants, the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel, the overall success of the Company's Franchisor, and changes in governmental regulations, including increases in the minimum wage.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Company maintains Certificates of deposits with original maturities of 12 months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10 % in interest rates would reduce the Company's annual interest income by approximately $20,000.

Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $2,577,000 as of March 31, 2001. In the event that interest rates increased by 10 %, the Company's interest obligations would increase by approximately $17,000.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b) The Following report was filed on Form 8-K/A during the quarter on which this report is filed:

              On January 10, 2001, the Company filed on Form 8-K/A under item 7
              (a) and 7 (b )the financial statements and pro forma financial information relating to the September 14 , 2000 acquisition of 73 restaurants from RMS Family Restaurants of Macon Georgia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERFOODS OF AMERICA, INC.

Date: May 14, 2001                        By: /s/ ROBERT S. BERG
                                          ----------------------
                                          Robert S. Berg, Chairman of the Board
                                                    Chief Executive Officer

                                          By: /s/ STEVEN M. WEMPLE
                                          ------------------------
                                          Steven M. Wemple, President
                                                    Chief Operating Officer,
                                                    Secretary and Treasurer

                                          By: /s/ FRANCIS X. MALONEY
                                          --------------------------
                                          Francis X. Maloney,
                                                    Chief Financial Officer,
                                                    Principal Accounting Officer

       Exhibit No          Description
       ----------          -----------

       3.1                 Articles of Incorporation of Interfoods of America, Inc. formerly
                           Sobik's Subs, Inc. as amended(1)

       3.2                 By-Laws of Interfoods of America, Inc. formerly Sobik's Subs, Inc.
                           as amended(1)

       4.1                 Specimen of Common Stock Certificate(1)

       9.1                 Shareholders Voting Agreement dated April 17, 1996(1)

      10.1                 Form of Franchise Agreement, entered into by the Company as Franchisee, including the Addendum to Franchise Agreement(1)

      10.2                 Trademark Licensing Agreement dated March 1, 1993(1)

      10.9                 Asset Purchase Agreement between the Company and Ellis Enterprise dated January 11, 2000

      10.10                Asset Purchase Agreement between the Company and RMS Family Restaurants dated  September 14, 2000

      10.11                Executive Retention - Salary Continuation Plan dated January 15, 2001

---------------
(1) Incorporated by reference to Form 10-KSB under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093