Form 10-Q
period 2001-06-30
INTERFOODS OF AMERICA INC
filed 2001-08-14
CIK 1019159

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2001

   Or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

   For the transition period from................to..................

                       Commission file number: 000-21093


                          INTERFOODS OF AMERICA, INC.
                          ---------------------------
            (Exact name of registrant as specified in this charter)


                    NEVADA                        59-3356011
                    ----------------------------------------
               (State of other jurisdiction        (IRS Employer
       of incorporation or organization)             Identification No.)


           9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
           ---------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

      (Registrant's telephone number, including area code) (305) 670-0746

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

As of August 9, 2001, there were 5,145,432 shares of the Issuer's Common Stock outstanding.

                          INTERFOODS OF AMERICA, INC.
                                   FORM 10-Q



                                      INDEX

Part I Financial Information                                                                         PAGE(S)
                                                                                                     -------
          Item 1.       Financial Statements

                        Consolidated Balance Sheets at June 30, 2001                                   1
                              (unaudited) and September 30, 2000

                        Consolidated Statements of Operations for the three and nine                   2
                               months ended June 30, 2001 and 2000 (unaudited)

                        Consolidated Statement of Stockholders' Equity for                             3
                               the nine months ended June 30, 2001 (unaudited)
                               and for the year ended September 30, 2000

                        Consolidated Statements of Cash Flows for the nine
                        months ended June 30, 2001 and 2000 (unaudited)                               4-5

                        Notes to the Consolidated Financial Statements (unaudited)                     6

        Item 2.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                           7-8

        Item 3.         Quantitative and Qualitative Disclosures about Market Risk                     9

Part II. Other Information

        Item 6.         Exhibits and Reports on Form 8-K                                               10

                                    PART I
                            FINANCIAL IN FORMATION

    Item 1. Financial Statements

                          INTERFOODS OF AMERICA, INC.
                          Consolidated Balance Sheets

                                             ASSETS:
                                                                                      JUNE 30,          SEPTEMBER 30,
                                                                                        2001                 2000
                                                                                     (UNAUDITED)
                                                                                     ------------       -------------
Current assets:
     Cash and cash equivalents                                                       $  2,286,286       $   2,371,365
     Certificates of deposit                                                            3,577,820           3,527,820
     Accounts receivable                                                                   77,872              29,378
     Inventories                                                                          743,330             746,524
     Prepaid expenses                                                                     344,435               3,815
                                                                                     ------------       -------------
           Total current assets                                                         7,029,743           6,678,902
                                                                                     ------------       -------------

Property and equipment, net                                                            80,091,302          78,078,077
                                                                                     ------------       -------------

Other assets:
     Deposits                                                                             321,548             371,501
     Goodwill, net                                                                     25,014,795          25,668,497
     Other intangible assets, net                                                       2,010,413           2,102,034
     Debt issuance costs, net                                                           2,485,716           2,577,623
     Other assets                                                                         153,217             176,328
                                                                                     ------------       ------------
           Total other assets                                                          29,985,689          30,895,983
                                                                                     ------------       -------------

           Total assets                                                              $117,106,734       $ 115,652,962
                                                                                     ============       =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses                                           $ 10,892,347       $   9,341,740
     Current portion of advanced vendor rebates                                           715,901             956,779
     Current portion of long-term debt                                                  5,719,494           8,007,819
     Current portion of capital lease obligations                                         279,577             502,679
     Current portion of deferred income on sale-leaseback transactions                     45,248              45,248
                                                                                     ------------       -------------
           Total current liabilities                                                   17,652,567          18,854,265

Long-term debt, net of current portion                                                 92,203,171          90,511,023
Advanced vendor rebates, net of current portion                                         1,511,201           1,953,633
Capital lease obligations, net of current portion                                               -             168,714
Deferred taxes                                                                          1,020,918             295,594
Deferred income on sale-leaseback transactions, net of current portion                    674,474             708,413
                                                                                    -------------       -------------
           Total liabilities                                                          113,062,331         112,491,642
                                                                                     ------------       -------------

Redeemable preferred stock class B                                                              -             225,000
                                                                                     ------------       -------------
Stockholders' equity:
     Common stock, 25,000,000 shares authorized
     at $.001 par value; 8,270,831 shares issued
     and 5,145,432 shares outstanding                                                       8,271               8,271
     Additional paid-in capital                                                         4,349,093           4,349,093
     Retained earnings (accumulated deficit)                                            1,096,177             (11,906)
     Common stock in treasury, at cost, 3,125,399 shares                               (1,409,138)         (1,409,138)
                                                                                     ------------       -------------

           Total stockholders' equity                                                   4,044,403           2,936,320
                                                                                     ------------       -------------
           Total liabilities and stockholders' equity                                $117,106,734        $115,652,962
                                                                                     ============        ============

 The accompanying notes are an integral part of these consolidated statements:

                          INTERFOODS OF AMERICA, INC.
                     Consolidated Statement of Operations
          For the three and nine months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                 Three Months          Three Months        Nine Months        Nine Months
                                                 ended 6/30/01        ended 6/30/00       ended 6/30/01      ended 6/30/00
                                                 -------------        -------------       -------------      -------------
Revenues:                                         $ 38,479,463         $ 20,906,917       $ 113,324,587       $ 53,367,081

Operating expenses:
        Cost of restaurant operations               31,209,354           16,807,320          91,683,736         42,823,599
        General and administrative expenses          3,175,566            1,827,440           9,070,171          4,776,775
        Depreciation and amortization                1,255,413              556,683           3,693,625          1,400,673
                                                 -------------         ------------       -------------       ------------

Total operating expenses                            35,640,333           19,191,443         104,447,532         49,001,047
                                                 -------------         ------------       -------------       ------------

Operating income                                     2,839,130            1,715,474           8,877,055          4,366,034
                                                 -------------         ------------       -------------       ------------

Other income (expense):
        Interest expense                            (2,530,113)          (1,268,409)         (7,680,533)        (2,753,476)
        Loss on investment in JRECK stock                    -                    -                   -           (122,760)
        Other income (expense)                         224,473               (2,794)            641,330           (132,976)
                                                 -------------         ------------       -------------       ------------

               Total other expense                  (2,305,640)          (1,271,203)         (7,039,203)        (3,009,212)
                                                 -------------         ------------       -------------       ------------


Income before income tax provision                     533,490              444,271           1,837,852          1,356,822

Income tax provision                                  (225,223)            (144,354)           (729,769)          (461,790)
                                                 -------------         ------------       -------------       ------------

Net income                                       $     308,267         $    299,917       $   1,108,083       $    895,032
                                                 =============         ============       =============       ============

Net earnings per share, basic and diluted        $        0.06         $       0.06       $        0.22       $       0.16
                                                 =============         ============       =============       ============

Weighted average shares outstanding                  5,145,432            5,327,971           5,145,432          5,576,979
                                                 =============         ============       =============       ============

 The accompanying notes are an integral part of these consolidated statements.

                          INTERFOODS OF AMERICA, INC.
                Consolidated Statement of Stockholders' Equity
            For the nine months ended June 30, 2001 (unaudited) and
                     for the year ended September 30, 2000

                                                                             Retained
                                         Common Stock            Additional  Earnings       Common
                                         ------------
                                                                 Paid-in     (Accumulated Stock in
                                         Shares     Amount       Capital     Deficit)       Treasury     Total
                                         ------     ------       -------     ---------      --------     -----
BALANCE, SEPTEMBER 30, 1999             8,270,831   $ 8,271     $4,349,093  $ (393,040)  $  (728,268)  $3,236,056

   Net income                                   -         -              -     381,134             -      381,134

   Purchase of common stock in Treasury         -         -              -           -      (680,870)    (680,870)
                                        ---------   -------     ----------  ----------   -----------   ----------

BALANCE, SEPTEMBER 30, 2000             8,270,831     8,271      4,349,093     (11,906)   (1,409,138)   2,936,320

   Net Income                                   -         -              -   1,108,083             -    1,108,083

                                        ---------   -------     ----------  ----------   -----------   ----------

BALANCE, JUNE 30, 2001                  8,270,831   $ 8,271     $4,349,093  $1,096,177   $(1,409,138)  $4,044,403
                                        =========   =======     ==========   =========    ==========   ==========

  The accompanying notes are an integral part of this consolidated statement.

                          INTERFOODS OF AMERICA, INC.
                    Consolidated Statements of Cash Flows,
                                  (unaudited)

                                                                                                 Nine Months ended June 30,
                                                                                                 --------------------------
                                                                                                      2001             2000
                                                                                                      ----             ----
Cash flows from operating activities:
      Net income                                                                               $ 1,108,083       $  895,032
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                                        3,693,625        1,400,673
            Deferred income tax expense                                                            725,324          461,319
            Amortization of deferred income on sale-leaseback transactions                         (33,939)         (33,939)
            Amortization of debt issuance costs                                                    111,523           44,417
            Loss on investment in JRECK stock                                                            -          122,760
            Loss on closed store                                                                    90,320           41,066

           Changes in assets and liabilities:
                Accounts receivable                                                                (48,494)        (198,245)
                Deposits                                                                            49,953         (110,358)
                Inventories                                                                          3,194         (200,960)
                Prepaid expenses                                                                  (340,620)          45,378
                Advanced vendor rebates                                                           (683,310)       3,129,423
                Accounts payable and accrued expenses                                            1,550,607        2,480,544
                                                                                               -----------     ------------

            Net cash provided by operating activities                                            6,226,266        8,077,110
                                                                                               -----------     ------------

Cash flows from investing activities:
      Capital expenditures                                                                      (3,190,856)      (1,365,875)
      Acquisition of land, buildings and restaurants                                            (1,837,880)     (34,841,033)
      Loans to officers                                                                                  -         (600,000)
      Addition of other intangible assets                                                                -          (40,000)
      Certificates of deposits                                                                     (50,000)               -
                                                                                               -----------     ------------


           Net cash used in investing activities                                                (5,078,736)     (36,846,908)
                                                                                               -----------     ------------

Cash flows from financing activities:
      Proceeds from long-term debt                                                               2,958,638       36,839,992
      Repayment of long-term debt                                                               (3,946,631)      (1,899,517)
      Purchase of treasury stock                                                                         -         (680,870)
      Debt issuance costs                                                                          (19,616)      (1,054,935)
      Redemption of Class B Preferred Stock                                                       (225,000)         (45,000)
                                                                                               -----------     ------------

           Net cash provided by (used in) financing activities                                  (1,232,609)      33,159,670
                                                                                               -----------     ------------

               Net (decrease) increase in cash and cash equivalents                                (85,079)       4,389,872

Cash and cash equivalents:
      Beginning of period                                                                        2,371,365          367,910
                                                                                               -----------     ------------

      End of period                                                                            $ 2,286,286     $  4,757,782
                                                                                               -----------     ------------

                                  (continued)

                          INTERFOODS OF AMERICA, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                           Nine Months ended June 30,
                                                                           --------------------------

Supplemental disclosures of cash flow information:                              2001             2000
                                                                                ----             ----
          Interest paid                                                   $7,313,310      $ 2,433,476
                                                                          ==========      ===========

          Income taxes paid                                               $   4,445       $     $ 467
                                                                          =========       ===========

 The accompanying notes are an integral part of these consolidated statement.

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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the nine month periods ended June 30, 2001 and 2000 and cash flows for each of the nine month periods ended June 30, 2001 and 2000. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

For the three and nine months ended June 30, 2001, the Company had total revenues of $38,479,463 and $113,324,587 compared to total revenues of $ 20,906,917 and $ 53,367,081 for the three and nine months ended June 30, 2000. For the three months ended June 30, 2001, the increase in revenues was primarily attributable to the sales generated from the 73 restaurants in Central and Northern Florida acquired by the Company in September 2000. For the nine months ended June 30, 2001, the increase in revenues was primarily attributable to the sales generated from the 37 restaurants in Mississippi and Louisiana acquired by the Company in January 2000 and the 73 restaurants acquired by the Company in September 2000. Same store revenues for the three months ended June 30, 2001 were flat compared to the comparable quarter of the prior fiscal year and reflect an increase of 1.7% for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

Cost of restaurant operations for the three and nine months ended June 30, 2001 were $31,209,354, or 81.1% of sales and $ 91,683,736, or 80.9% of sales as compared to $ 16,807,320 or 80.4% of sales and $ 42,823,599 or 80.2% of sales for the three and nine months ended June 30, 2000. The dollar increase is attributable to the increased number of restaurants. The increase as a percentage of sales is due to additional expenses that were incurred to integrate the Company's procedures and systems into the restaurants acquired in January 2000 and September 2000.

General and administrative expenses for the three and nine months ended June 30, 2001 were $3,175,566 or 8.3% of sales and $9,070,171 or 8.0% of sales as compared to $1,827,440 or 8.7% of sales and $4,776,775 or 9.0% of sales for the three and nine months ended June 30, 2000. The dollar increase is primarily attributable to the expenses related to the indirect costs incurred by the Company in acquiring restaurants in September 2000, and the costs of additional personnel hired to support the Company's current growth. The decrease as a percentage of sales is due to the efficiencies obtained through additional sales volume.

Depreciation and amortization for the three and nine months ended June 30, 2001 were $1,255,413 and $3,693,625 as compared to $556,683 and $1,400,673 for the three and nine months ended June 30, 2000. The increase was primarily attributable to the increase in total fixed assets due to the acquisition of additional restaurants in January 2000 and September 2000.

Operating income of the Company was $2,839,130 and $8,877,055 for the three and nine months ended June 30, 2001 as compared to $1,715,474 and $4,366,034 for the three and nine months ended June 30, 2000. The increase in operating income is attributable to the increase in number of restaurants described above.

Interest expense increased to $2,530,113 and $7,680,533 for the three and nine months ended June 30, 2001 as compared to $1,268,409 and $2,753,476 for the three and nine months ended June 30, 2000. The increase was due to higher average debt outstanding in Fiscal 2001 as compared to Fiscal 2000 and this was attributable to additional borrowings made in connection with its acquisition of the additional restaurants described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended June 30, 2001 was $6,226,266 compared to net cash provided by operations of $8,077,110 for the nine months ended June 30, 2000. The decrease in operating cash flow for the period was primarily attributable to the receipt of $3,129,423 of advanced vendor rebates during the nine months ended June 30, 2000.

At June 30, 2001, the Company had total current assets of $7,029,743 and total assets of $117,106,734 as compared to total current assets of $6,678,902 and total assets of $115,652,962 at September 30, 2000. The increase in total assets was primarily attributable to an increase in net property and equipment of $2,013,225.

Net cash used in investing activities was $5,078,736   for the nine months ended
June 31, 2001 as compared to $36,846,908 for the nine months ended June 30, 2000. The substantial decrease in cash used is primarily due to the Fiscal 2000 period having the acquisition of 37 restaurants in January 2000.

Net cash used in financing activities was $1,232,609 for the nine months ended June 30, 2001 as compared to the $33,159,670 which was provided in the nine months ended June 30, 2000. The decrease resulted primarily from the Fiscal 2000 period having additional proceeds for the financing of the acquisition of 37 restaurants in January 2000.

As of June 30, 2001, the Company had total outstanding debt of approximately $
97.9 million, of which approximately $ 5.7 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of June 30, 2001, the average interest rate on the debt was 10.2%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

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

Forward -Looking Statements
---------------------------

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

NEW ACCOUNTING PROUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which is expected to be issued in late July 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until October 1, 2001. Thereafter, annual and quarterly goodwill amortization of approximately $205,000 and $822,000, respectively, will no longer be recognized. By March 31, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at October 1, 2001, the Company will record an impairment loss in the December 31, 2001 quarter, as a cumulative effect of a change in accounting principle.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $3,529,000 as of June 30, 2001. In the event that interest rates increased by 10 %, the Company's interest obligations would increase by approximately $30,000.

                          PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

     Exhibit No     Description
     ----------     -----------

       3.1          Articles of Incorporation of Interfoods of America, Inc.
                    formerly Sobik's Subs, Inc. as amended (1)

       3.2 By-Laws of Interfoods of America, Inc. formerly Sobiik's Subs, Inc. as amended (1)

       4.1          Specimen of Common Stock Certificate (1)

       9.1          Shareholders Voting Agreement dated April 17,1996 (1)

      10.1 Form of Franchise Agreement, entered into by the Company as Franchisee, including the Addendum to Franchise Agreement.
                    (1)

      10.2          Trademark Licensing Agreement dated March 1, 1993 (1)

      10.9 Asset Purchase Agreement between the Company and Ellis Enterprise dated January 11, 2000 (2)

     10.10 Asset Purchase Agreement between the Company and RMS Family Restaurants dated September 14, 2000 (2)

     10.11 Executive Retention - Salary Continuation Plan dated January 15, 2001 (2)

                    (1) Incorporated herein by reference to Form 10-KBS under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

                    (2) Incorporated herein by reference to Form 10-Q under the Securities Exchange Act of 1934 filed with the Commission in May 2001, file number 000-21093

        (b) The Following reports was filed on Form 8-K during the quarter for which this report is filed:

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          INTERFOODS OF AMERICA, INC.

Date: August 13, 2001                 By: /s/ ROBERT S. BERG
                                      ----------------------

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