Form 10-K
period 2001-09-30
INTERFOODS OF AMERICA INC
filed 2001-12-18
CIK 1019159

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001
                                      Or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _____________

                       Commission File Number 000-21093

                          INTERFOODS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)

                  Nevada                              59-3356-011
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

        9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156
        (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (305) 670-0746

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 20, 2001 was approximately $1,503,206. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 5,012,099 shares of the registrant's common stock outstanding as of November 20, 2001.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Interfoods of America, Inc., a Nevada corporation (the "Company"), incorporated May 13, 1994, is through its wholly-owned subsidiary, Sailormen, Inc., a Florida corporation ("Sailormen"), a franchisee and operator of Popeye's/registered trademark /Chicken and Biscuits ("Popeye's") restaurants. Pursuant to franchise agreements with AFC Enterprises, Inc. (the "Franchisor"), the Company currently operates 165 Popeye's restaurants located in Florida, Alabama, Illinois, Georgia, Mississippi, Louisiana and Missouri.

         The Company's headquarters are located at 9400 South Dadeland Boulevard, Suite 720, Miami, Florida 33156. Its telephone number is (305) 670-0746.

HISTORY

         Until September 1996, the Company was known as Sobik's Subs, Inc.("Sobik's Subs"). In May 1996, the Company acquired Sailormen from the Company's current Chief Executive Officer, Robert S. Berg, and President, Steven
M. Wemple, for a total of 2,500,000 shares of the Company's common stock. At the time of the acquisition, Sailormen operated 11 Popeye's restaurants.

         Until December 1997, the Company operated two wholly-owned subsidiaries in addition to Sailormen: (1) SBK Franchise Systems, Inc., which, through an exclusive master license with Sobik's Sandwich Shops, Inc., the Franchisor of Sobik's Subs restaurants, developed, franchised and serviced Sobik's Subs franchises; and (2) Sobik's Restaurant Corp., which established, owned and operated Sobik's Subs Shops. Sobik's Sub Shops offered a menu of submarine (sub) style sandwiches (also referred to as hoagies or heroes).

         In December, 1997, the Company sold Sobik's Restaurant Corp and SBK Franchise Systems, Inc. for total consideration valued at $1,100,000. Such consideration consisted of cash, a note and stock of the purchaser, JRECK Subs Group, Inc. These divestitures were made by the Company to streamline its business operations and to focus its efforts on the expansion and development of its Popeye's franchises.

         Consistent with its decision to concentrate on the ownership and operation of its Popeye's restaurants, the Company consummated several acquisitions during Fiscal 1997. In October 1996, the Company acquired four existing Popeye's restaurants in the Birmingham, Alabama market for consideration valued at $450,000, of which $50,000 was paid in cash and 228,640 shares of the Company's mandatory redeemable restricted Class A Preferred Stock valued at $400,000. In September 1997, the Company acquired an existing Popeye's restaurant in Ft. Pierce, Florida for 338,983 shares of the Company's common stock valued at $400,000 and opened a new Popeye's restaurant in Homestead, Florida.

         In December 1997 (Fiscal 1998), the Company acquired eight Popeye's restaurants in the Baton Rouge, Louisiana market, for approximately $3.7 million in cash. On July 6, 1998, the Company acquired five Popeye's restaurants in Pensacola, Florida for consideration valued at $1.8 million. Such consideration consisted of cash, newly issued restricted common stock and assumed liabilities.

         In March 1999, the Company acquired in two separate transactions, nineteen Popeye's restaurants in the St Louis, Missouri area and the Baton Rouge, Louisiana area, for approximately $19.9 million which was financed with $8 million of debt and $11.9 million of the Company's cash. The Company also opened five new Popeye's restaurants in Fiscal 1999 within its existing markets.

         In January 2000, the Company, through an Asset Purchase Agreement, acquired 37 Popeye's restaurants located in Mississippi and Louisiana for approximately $34.6 million in cash, which was financed with $35.7 million of additional debt.

         In July 2000, pursuant to an Asset Purchase Agreement, the Company acquired the assets of four Popeye's restaurants in Illinois and the West Coast of Florida for approximately $3.9 million cash. The Company financed the acquisition with $3.4 million of additional debt.

         On September 14, 2000, the Company acquired 71 additional Popeye's restaurants located in Central and Northern Florida and in Southern Georgia for approximately $46.2 million. The Company financed the acquisition with $45.5 million of debt.

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

         A typical Popeye's restaurant operated by the Company employs two full time managers and at least one additional supervisory employee. Typically, all restaurant managers (and other employees of the Company) are required to attend, at the Company's expense, training courses conducted by the Franchisor. This training program involves on-the-job training and an instructional class. Other restaurant employees are trained by the restaurant manager in accordance with the Company's and the Franchisor's guidelines.

         In 2001, there were 1,540 Popeye's restaurants in operations worldwide, of which 1,248 were located in the United States. Popeye's ranks third worldwide in the number of fast food fried chicken restaurants behind only KFC/registered trademark/and Church's. Average sales per restaurant for Popeye's/registered trademark/ located in the United States are estimated to be $832,979 annually. The Company's restaurants averaged annual sales of approximately $ 921,000 per unit. The Company has 81 of its 165 restaurants in the state of Florida from which it derived approximately 56% of its revenue in Fiscal 2001.

SEASONALITY

      The Company's sales volumes fluctuate seasonally. During fiscal years 2001 and 2000, the Company's sales were highest in the spring and summer, and lowest in the fall. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.


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

SUPPLY AGREEMENTS

      The Franchisor has entered into a long-term agreement with Diversified Foods and Seasoning, Inc., ("Diversified") under which they have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to approved distributors, who in turn sell them to our restaurants. The Company has various distribution agreements with some of these approved distributors for the supply of food products, dry goods and related supplies. Most agreements with the distributors continue until either party elects to terminate, which shall require thirty (30) days prior written notice to the other party.

      The principal raw material for our restaurants is fresh chicken. Our restaurants purchase fresh chicken from approximately 5 suppliers. In Fiscal 2001 one vendor represented approximately 55% of the chicken purchases.

      In Fiscal 2001 and Fiscal 2000, approximately 38% of the cost of sales were attributable to the purchase of chicken. The Company's cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability. In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, the Franchisor set up a purchasing cooperative for the benefit of the franchisees, including the Company. The purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, the Company pays the market price plus a premium for the cut specifications for our restaurants. The market-priced contracts have maximum and minimum prices that the Company will pay for chicken during the term of the contract. The contracts have terms ranging from three to five years with provisions for certain annual price adjustments. The Company utilizes both contracts to ensure favorable chicken prices.

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

MARKETING AND ADVERTISING

      All Popeye's restaurants are required to contribute 3% of their weekly net sales to the Popeye's Chicken & Biscuit Advertising Fund (the "Popeye's Advertising Fund") for regional and local advertising conducted by the Franchisor. The terms of the Popeye's Advertising Fund require that all contributions to the fund and earnings of the fund are utilized by the Franchisor exclusively for advertising and promotional activities for Popeye's restaurants. In most of its markets, the Company voluntarily contributes amounts in excess of the required 3% for additional advertising in the respective areas.

GOVERNMENT REGULATION

      Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state and/or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses could delay or prevent the development of a new restaurant in a particular area.

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

COMPETITION

      The Company's restaurants face intense competition from quick-and full-service restaurants and, in particular, from chains with operating concepts similar to those of the Company. Management believes that its primary competitors are other national fried chicken chains, including KFC/registered trademark/, Church's Fried Chicken/registered trademark/ and Pollo Tropical/registered trademark/. The franchisor of Popeye's Chicken, AFC Enterprises Inc., is also the franchisor of Church's Chicken, a direct competitor of the Company's restaurants. In general, the restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs and the availability of an adequate number of hourly-paid employees also affect the restaurant industry. Major chains, which have financial resources substantially greater than the Company and operating histories longer than the Company, dominate the restaurant industry. There can be no assurance that consumers will regard the Company's menu items as significantly distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully in any given market.

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

EMPLOYEES

         As of September 30, 2001, the Company employed approximately 3,576 people, on a full-time and part-time basis. Of these employees, 690 were employed as field management personnel and 38 were in corporate management and administration. None of the Company's employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company either owns or leases the land and buildings for the Company-operated restaurants. In addition the Company owns two properties for which the Company subleases the land and building to a related third party. While the Company expects to continue to lease many of its sites in the future, the Company also may purchase the land and/or buildings for restaurants to the extent acceptable terms are available. The majority of the Company restaurants are located in retail shopping centers and/or freestanding heavily traveled locations.

         Restaurants leased to the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums; in some cases the Company pays a percentage of rent based on sales in excess of specified amounts. Generally, the leases have initial terms of 20 years with options to renew for one or more additional periods.


         The following table sets forth the locations of the Company's restaurants by state as of September 30, 2001.

                                         Owned    Leased    Total
                                         -----    ------    -----
                     Florida               33       48        81
                     Georgia                2        9        11
                     Mississippi           30        3        33
                     Louisiana              6       17        23
                     Missouri               0        9         9
                     Alabama                0        6         6
                     Illinois               2        0         2
                                          ---      ---       ---
                              Totals       73       92       165
                                          ---      ---       ---

         The Company leases 6,078 square feet of office space at 9400 South Dadeland Boulevard, Miami, Florida 33156. The monthly base lease expense for the offices is $8,564. The lease expires on May 31, 2007. These offices are used to administer all Company operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company and Sailormen are parties to certain legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial conditions, results of operations or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In the fourth quarter of fiscal year ended September 30, 2001, no matter was submitted to a vote of securities holders of the Company.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



     The Company's Common Stock trades in the over-the-counter market under symbol IFDA.OB on the OTC electronic bulletin board. The following table shows the quarterly high and low bid prices for fiscal years ended September 30, 2000 and 2001 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.


          YEAR       PERIOD                        HIGH          LOW
          ----       ------                        ----          ---

          2000       First Quarter                 $0.88         $0.38

                     Second Quarter                $0.81         $0.38

                     Third Quarter                 $1.88         $0.44

                     Fourth Quarter                $0.94         $0.44

          2001       First Quarter                 $1.09         $0.41

                     Second Quarter                $1.19         $0.41

                     Third Quarter                 $1.01         $0.69

                     Fourth Quarter                $1.02         $0.57



     At September 30, 2001, there were 256 holders of record of the Company's Common Stock.


DIVIDENDS

The Company has not declared any dividends on its Common Stock since its inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                                                                 Year Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                          (Amounts in thousands, except share data)

                                                               2001         2000         1999         1998     1997  Income
                                                               ----         ----         ----         ----     ------------
Statement Data:
--------------
   Revenues                                                $  152,088   $   77,589   $   37,796   $   18,345    $   14,092
   Costs and operating expenses:
     Cost of restaurant operations:
       Cost of sales                                           48,521       24,781       12,131        5,741         4,624
       Restaurant wages and related benefits                   40,263       20,545        9,834        4,820         3,735
       Occupancy and other operating expenses                  34,520       17.186        9,774        4,881         3,825
                                                           ----------   ----------   ----------   ----------    ----------
         Total cost of restaurant operations                  123,304       62,512       31,739       15,442        12,184

     General and administrative expenses                       12,420        7,193        3,992        2,647         1,575
     Depreciation and amortization                              4,878        2,188          778          278           188
                                                           ----------   ----------   ----------   ----------    ----------

     Total operating costs and expenses                       140,602       71,893       36,509       18,367        13,947
                                                           ----------   ----------   ----------   ----------    ----------

       Income (loss) from operations                           11,486        5,696        1,287          (22)          145
                                                           ----------   ----------   ----------   ----------    ----------

   Other income (expense)
     Interest expense                                         (10,136)      (4,440)        (893)        (199)          (54)
     (Loss)gain on investment in JRECK                              -          (94)        (183)         536             -
     Interest and other income (expense)                          459         (565)        (227)        (357)           63
                                                           ----------   ----------   ----------   ----------    ----------
   Income (loss) before income tax                              1,809          597          (16)         (42)          154
   Income tax (provision)benefit                                 (808)        (216)        (130)        (114)          165
                                                           ----------   ----------   ----------   ----------    ----------

   Net income (loss)before preferred
   stock dividend                                               1,001          381         (146)        (156)          319
   Preferred stock dividend                                         -            -           (1)         (10)          (21)
                                                           ----------   ----------   ----------   ----------    ----------

   Net income(loss)                                             1,001          381         (147)        (166)          298
                                                           ----------   ----------   ----------   ----------    ----------
   Basic and Diluted earnings
   (loss) per share                                        $     0.20   $     0.07   $    (0.03)  $    (0.03)   $     0.05
                                                           ----------   ----------   ----------   ----------    ----------

   Weighted average shares outstanding                      5,133,377    5,468,503    5,713,658    5,597,366     6,585,953
                                                           ----------   ----------   ----------   ----------    ----------
Balance Sheet Data
------------------

   Working capital deficiency                              $  (10,065)  $  (12,175)  $   (3,256)  $   (1,312)   $     (947)

   Total Assets                                               117,028      115,653       20,388       11,358         7,139
   Long-term debt, redeemable
   Preferred stock and capital lease
   obligations.                                                91,724       90,680       12,329        4,108         1,958

   Stockholders' equity                                         3,838        2,936        3,236        3,356         3,398


     See Item 1 "History" for information regarding Company acquisitions, which has contributed to the increased business commencing primarily in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The continuation of the economic slowdown, which was further compounded by the events of September 11th, could continue to adversely effect consumer
                          --
spending during the upcoming year, which could have a negative impact on the Company's operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

FOR THE YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

For the year ended September 30, 2001 ("Fiscal 2001"), the Company had total revenues of $152,088,594 compared to total revenues of $77,589,129 for the year ended September 30, 2000 ("Fiscal 2000"). The increase in revenues was primarily attributable to the full year sales generated from the Company's acquisition of 71 restaurants in Central and Northern Florida on September 14, 2000 and 37 restaurants in Mississippi and Louisiana on January 11, 2000. Same store restaurant revenues reflect an increase in comparable sales of 3.9% for the year.

Cost of restaurant operations for the Fiscal 2001 were $123,304,366 or 81.1% of revenues compared to $62,512,104 or 80.6% of revenues for Fiscal 2000. The dollar increase is attributable to the full year of expenses generated from the two fiscal 2000 acquisitions. The increase as a percentage of revenues is due to additional expenses that were incurred to integrate the Company's procedures and systems into the restaurants acquired in January 2000 and September 2000.

General and administrative expenses for Fiscal 2001 were $12,419,692 or 8.2% of revenues as compared to $7,192,666 or 9.3% of revenues for Fiscal 2000. The dollar increase is primarily attributable to the costs of additional personnel hired to support the Company's current growth. The decrease as a percentage of revenues was due to the efficiencies obtained through additional sales volume.

Depreciation and amortization for Fiscal 2001 were $4,878,386 as compared to $2,188,118 for Fiscal 2000. The increase was primarily attributable to the full year of depreciation expense related to the fixed assets obtained through the acquisition of additional restaurants in January 2000 and September 2000. In addition, Fiscal 2001 represents a full year of amortization related to goodwill obtained through the fiscal 2000 acquisitions.

Operating income of the Company was $11,486,150 for Fiscal 2001 as compared to $5,696,241 for Fiscal 2000. The increase in operating income is attributable to the increase in the number of restaurants described above and the increase in existing restaurant level profits resulting from the favorable comparable sales.

Interest expense increased in Fiscal 2001 to $10,135,891 as compared to $4,439,756 for Fiscal 2000. The increase was due to higher average debt outstanding in Fiscal 2001 compared to Fiscal 2000 which was attributable to additional borrowings made by the Company in connection with its acquisition of the additional restaurants described above.

The Company recorded an income tax provision of $808,109 during Fiscal 2001 compared to $216,029 in Fiscal 2000. The increase was primarily attributable to the future taxable income and tax liabilities arising primarily from the result of higher 2001 pre-tax income. The effective tax rate for fiscal 2001 is 44.7 %, as compared to the fiscal 2000 effective tax rate of 36.7%. The increased effective tax rate is due primarily to certain expenses incurred in Fiscal 2001 related to the Company's new deferred compensation plan that are not deductible for Federal Income tax purposes.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

The Company made four acquisitions during Fiscal 2000. The restaurant base went from 54 restaurants at the beginning of Fiscal 1999 to 167 restaurants at the end of Fiscal 2000.

For the year ended September 30, 2000 ("Fiscal 2000"), the Company had total revenues of $77,589,129 compared to total revenues of $37,796,392 for the year ended September 30, 1999 ("Fiscal 1999"). The increase in revenues was primarily attributable to the sales generated from the Company's acquisition of 73 restaurants in Central and Northern Florida on September 14, 2000 and 37 restaurants in Mississippi and Louisiana on January 11, 2000. Additionally, sales for Fiscal 2000 included a full year of sales of ten restaurants in Baton Rouge, Louisiana, acquired on March 8, 1999 and nine stores in St. Louis, Missouri, acquired on March 22, 1999. The remaining sales increase was due to an increase in same store restaurant revenues of 10.4% for the year.

Cost of restaurant operations for the Fiscal 2000 were $62,512,104 or 80.6% of sales compared to $31,738,872 or 84% of sales for Fiscal 1999. The dollar increase is attributable to the number of restaurants and the additional expenses that were incurred to integrate the Company's procedures and systems into the acquired restaurants. The decrease as a percentage of sales is due to lower food cost obtained through additional volume.

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

Depreciation and amortization for Fiscal 2000 were $2,188,118 as compared to $778,051 for Fiscal 1999. The increase was primarily attributable to the acquisition of additional restaurants. Depreciation related to new restaurants was $903,442 of the $2,188,118 in Fiscal 2000.

Operating income of the Company was $5,696,241 for Fiscal 2000 as compared to $1,287,139 for Fiscal 1999. The increase in operating income is attributable to the increase in number of restaurants and increase in existing restaurant level profits resulting from the favorable comparable sales.

Interest expense increased in Fiscal 2000 to $4,439,756 as compared to $892,906 for Fiscal 1999. The increase was due to higher average debt outstanding in Fiscal 2000 compared to Fiscal 1999 and this was attributable to additional borrowings made under the Company's acquisition program. Interest expense in Fiscal 2000 relating only to new debt acquired in Fiscal 2000 was $2,779,046.

Other expense for Fiscal 2000 was $565,631 as compared to $227,378 for Fiscal 1999. The increase in other expenses in Fiscal 2000 was primarily attributable to the indirect acquisition costs related with the purchase during Fiscal 2000 of the restaurants in Central and Northern Florida, Mississippi and Louisiana and the lease termination payments relating to a closed store.

The Company recorded an income tax provision of $216,029 during Fiscal 2000 compared to $130,370 in Fiscal 1999. The increase was primarily attributable to the future taxable income and tax liabilities arising from the differences in depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

     On October 23, 2001, the Company announced that it had received a proposal from Robert S. Berg and Steven M. Wemple for a going private transaction. The proposed transaction, which would effect a change in control of the Company, would be in the form of a merger with a corporation wholly-owned by Mr. Berg and Mr. Wemple. Pursuant to the proposal, the Company's shareholders (other than Mr. Berg and Mr. Wemple) would receive unsecured, subordinated notes of the Company in the principal amount of $1.20 per share of Company Common Stock.

     The notes to be issued by the Company in the transaction would bear interest at the rate of 5% per annum. Interest would be payable semi-annually, with principal becoming due and payable in a single payment at maturity, which would be the third anniversary of the date of issuance. The notes would be subordinated to all senior debt of the Company and would be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders would receive the cash equivalent in lieu of any fractional notes. If the proposed transaction is completed, the Company will no longer be a public reporting entity and its stock will not be publicly traded.

     Net cash provided by operations for Fiscal 2001 was $ 7,317,871 as compared to $10,802,056 for Fiscal 2000. The decrease in operating cash flow for Fiscal 2001 was primarily attributable to the receipt of $ 3,710,264 of advanced vendor rebates during the Fiscal 2000.

     At September 30, 2001, the Company had current assets of $ 7,377,973 and total assets of $117,028,224 compared to current assets of approximately $6,678,902 and total assets of approximately $115,652,962 at September 30, 2000. The increase in total assets was primarily attributable to an increase in net property and equipment of $1,848,746.

     Net cash used in investing activities was $5,777,454 for Fiscal 2001 as compared to $92,071,177 for Fiscal 2000. The substantial decrease in cash used is primarily due to the Fiscal 2000 period having the acquisition of 37 restaurants in January 2000 and 71 restaurants in September 2000.

     Net cash used in financing activities was $1,541,750 for Fiscal 2001 as compared to net cash provided by financing activities for Fiscal 2000 of $83,272,576. The decrease resulted primarily from the Fiscal 2000 period having additional proceeds for the financing of the acquisition of 37 restaurants in January 2000 and 71 restaurants in September 2000.

     As of September 30, 2001, the Company had total outstanding debt of approximately $ 97.8 million, of which approximately $6.1 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of September 30, 2001, the average interest rate on the debt was 10.1%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. In Fiscal 2001, the Company had cash provided by operating activities of $7,317,871 as compared to $10,802,056 in Fiscal 2000.

     The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its future performance. Based upon the current level of operations and anticipated revenue growth and cost savings, management believes that cash flow from operations and available cash from its existing line of credit, and refinancing capabilities, will be adequate to meet the Company's future liquidity needs. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any needed refinancing on reasonable terms or at all. At the present time, there are no plans for significant capital expenditures during Fiscal 2002.

     The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or State hourly minimum wage rates. Accordingly, changes in the Federal or State hourly wage rates directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, through periodic menu increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, SFAS 142 requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early adoption permitted in certain circumstances. The Company may elect to adopt SFAS 142 effective October 1, 2001 or October 1, 2002. This election must be made prior the issuance of its financial statements for the quarter ended December 31, 2001. Due to the complexity of this new standard and its recent issuance, the Company is continuing to evaluate whether it will adopt SFAS 142 effective October 1, 2001. The Company continued to amortize goodwill under its current method through September 30, 2001. Once the standard is adopted, annual goodwill amortization of approximately $ 822,000, respectively, will no longer be recognized.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     From time to time, including herein, the Company may disclose "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RISK FACTORS

     RECENT EVENTS. Uncertainties regarding the impact of the recent terrorist activities may have a negative impact on the economy and the public's confidence in general, which could have an adverse effect on our business

     DEPENDENCE ON EXECUTIVE OFFICERS. The Company is dependent upon the efforts and abilities of Robert Berg, its Chief Executive Officer, Chairman of the Board, and Steven Wemple, its President and Chief Operating Officer. The loss of the services of either Messrs. Berg or Wemple would have a material adverse effect upon the Company's business and future prospects. In addition, in order to successfully implement its proposed expansion and manage anticipated growth, the Company will be dependent upon its ability to retain existing and hire additional qualified management and other personnel, including certain executive officers. The competition for qualified management and other personnel in the restaurant industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire the necessary personnel. The Company will also be dependent on its ability to hire and train hourly employees. In recent years, the restaurant industry has experienced a shortage in the availability of qualified restaurant personnel, which could have an adverse effect on the Company.

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

GOVERNMENT REGULATION. The restaurant business is subject to extensive federal, state and local regulation relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, franchising, preparation and sale of food, and laws governing the Company's relationship with its employees, including minimum wage requirements, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. The failure to obtain or retain required licenses, or a substantial increase in the minimum wage rate, could adversely affect the quick service operations of the Company. The restaurant business in these markets is subject to extensive regulation relating to the development and operation of restaurants, including regulations relating to building requirements, preparation and sale of quick service, and laws governing the Company's relationship with its employees. Compliance with such regulations may result in the Company incurring significant expenses. Failure to obtain required licenses or to comply with applicable laws and regulations in such jurisdictions could adversely affect the operations of the Company's restaurants in such jurisdictions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

       The Company's major exposure is to changing interest rates. The Company's policy is to manage interest risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Company maintains Certificates of deposits with original maturities of 12 months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10 % in interest rates would reduce the Company's annual interest income by approximately $19,500

       Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $3,477,000 as of September 30, 2001. In the event that interest rates increased by 10 %, the Company's annual interest obligations would increase by approximately $22,500.

Chicken Rate Risk

       The Company's cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability.

In order to insure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, the Franchisor set up a purchasing cooperative for the benefit of the franchisees, including the Company. The purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, the Company pays the market price plus a premium for the cut specifications for our restaurants. The market-priced contract has a maximum and minimum price that the Company will pay for chicken during the term of the contract. The contracts have terms ranging from three to five years with provisions for certain annual price adjustments. The Company utilizes both contracts to ensure favorable chicken prices. In Fiscal 2001 and Fiscal 2000 approximately 38% of the cost of sales for the Company was attributable to the purchase of fresh chicken.

         Separately, in Fiscal 1999, the Company entered into a four year agreement with Conagra Inc. in order to guarantee the supply of chicken products to the distributors in the states that the Company operates.

ITEM 8. FINANCIAL STATEMENTS

         See the Financial Statements of the Company, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of the Company are as follows:

                                                     DIRECTOR
                                                     --------
           NAME                              AGE       SINCE           POSITION
           ----                              ---       -----           --------
           Robert S. Berg                    43        1996            Chairman of the Board,
                                                                       Chief Executive Officer

           Steven M. Wemple                  50        1996            President. Chief  Operating Officer,
                                                                       Treasurer, Secretary and Director

           Francis X. Maloney                58         N/A            Chief Financial Officer

           Marshal E. Rosenberg, Ph.D.       64        2001            Director

     The following sets forth certain biographical information with respect to the executive officers and directors of the Company:

     Robert S. Berg has served as Chairman of the Board and Chief Executive Officer of the Company since April 1996. Since 1987, Mr. Berg has served as President of Sailormen, Inc.

     Steven M. Wemple has served as the President and Chief Operating Officer of the Company and as a director since April 1996. Mr. Wemple is in charge of all operational matters relating to the Company's business. Since 1985, Mr. Wemple has served as Vice-President of Sailormen, Inc.

     Francis X. Maloney joined the Company in 1998 as Chief Financial Officer. He served as Vice President and Controller for Tecno Consult International S.A., a real estate developer in the Caribbean, from January 1994 to August 1998. Prior to that he served as Vice President of Finance for Ben Franklin Properties, a high rise condo developer in North Miami Beach, Florida from 1988 to 1994.

     Marshal E. Rosenberg Ph.D. has served as a Director since June, 2001. Since 1962, Mr. Rosenberg has been President of the Marshal Rosenberg Organization, Inc, a privately held corporation involved in investments, insurance, and banking.

     There are no family relationships among any of the executive officers or directors of the Company. None of the executive officers and directors of the Company are subject to any legal proceedings.

     The directors serve at the pleasure of the shareholders of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance:

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors, officers and any person beneficially owning more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during Fiscal 2001, and certain representations made by the Company's directors, the Company has determined that all required filings have been made except as provided below.

     Robert S. Berg did not timely file a Form 3 when he became an officer and director of the Company and did not timely report six separate acquisitions of common stock directly by him and one separate disposition of common stock directly by him, Steven M. Wemple did not timely report four separate acquisitions of common stock directly by him and Francis X. Maloney did not timely file a Form 3 when he became an officer of the Company. The transactions have been reflected in subsequent filings made by such individuals.

     Andrew J. Nichols beneficially owns more than 10% of the Company's outstanding common stock. Mr. Nichols has not filed a Form 3. The Company does not have information available to it sufficient to allow the Company to accurately disclose the number of reports that Mr. Nichols has not timely filed or the number of transactions that were not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

     The following table shows, for the three-year period ended September 30, 2001, cash and other compensation paid to the Chief Executive Officer of the Company and the Company's four most highly compensated executive officers of the Company other than the Chief Executive Officer, each of whom received a total annual salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2001.

                          SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                         ----------------------
                                      ANNUAL COMPENSATION           AWARDS                     PAYOUTS
                                      -------------------           ----------------------------------
                                                         OTHER
                                                         ANNUAL     RESTRICTED  SECURITIES     OTHER        ALL
                                                         COMPEN-    STOCK       UNDERLYING     LTIP       COMPEN-
NAME AND                  FISCAL    SALARY    BONUS      SATION     AWARD(S)    OPTIONS/       PAYOUTS    SATION
PRINCIPAL POSITION         YEAR       ($)      ($)         ($)        ($)       SARS (#)         ($)        ($)
------------------         ----     ------    -----      ------     --------    --------       -------    --------
Robert S. Berg             2001     768,043   10,000    5,212  (1)      0          0              0          0
Chairman of the Board      2000     452,043  300,000    4,322  (1)      0          0              0          0
 Chief Executive Officer   1999     328,580        0    4,165  (1)      0          0              0          0

Steve M. Wemple            2001     718,326   10,000    5,212  (1)      0          0              0          0
President, Chief           2000     422,326  300,000    4,322  (1)      0          0              0          0
Operating Officer,         1999     298,863        0    4,316  (1)      0          0              0          0
Treasurer, Secretary
and Director

Francis X.Maloney          2001     132,980    5,000    5,212  (1)      0          0              0          0
Chief Financial            2000     100,000    1,200    4,322  (1)      0          0              0          0
Officer                    1999      71,587        0    3,601  (1)      0          0              0          0

(1) Represents premiums for health insurance paid by the Company.

DIRECTOR COMPENSATION

     Generally, Directors of the Company are not compensated for their services to the Company.

     On October 23, 2001, the Company announced that it had received a proposal from Robert S. Berg and Steven M. Wemple for a going private transaction. See
Item 12 below. In connection with that proposal, the Board of Directors appointed Marshal E. Rosenberg, Ph.D., the sole director of the Company other than Messrs. Berg and Wemple, as a Special Committee to review the proposed transaction. Mr. Rosenberg receives $1,000 for each month or portion of a month during which he serves on the Special Committee.

REPORT ON EXECTIVE COMPENSATION

     The Company has not established a separate compensation committee. Instead, the Board of Directors of the Company is responsible for setting the compensation of the Company's executive officers, developing executive benefit plans and establishing other employee benefit plans or programs for the benefit of the Company's executive officers.

     During Fiscal 2001, Robert S. Berg and Steven M. Wemple were the Company's only Directors until the appointment of Marshal E. Rosenberg, Ph.D. to the Board of Directors in June, 2001. Additionally, during Fiscal 2001 Messrs. Berg and Wemple were two of the three executive officers of the Company.

     Determination by the Board of the salaries and bonuses for its executive officers are primarily made on the basis of industry and peer group standards and regional and national economic considerations.

     The Company's executive compensation program has two components: salary and bonus. Currently, the program emphasizes salary with slight emphasis placed on bonus.

     The Board sets the base salary for its chief executive officer at levels equal to the top levels of competitive peer companies. Base salary is reviewed annually and is subject to adjustment based upon individual performance. The chief executive officer's salary is related to the Company's performance and growth. Based upon the Company's revenue growth of approximately 100% per year for the last four years, and accomplishing certain profitability goals, the Board established the base salary of Robert S. Berg, chairman of the Board and chief executive officer of the Company, at $768,043 effective October 1, 2000.

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 in a taxable year the deduction a company may claim for compensation paid to each of its chief executive officer and four other highest paid officers, unless certain performance-based conditions are met. The Board has reviewed this provision and does not anticipate the payment of any compensation to an executive officer that would be affected by the limit.

     The Board believes that base salary levels and other incentives are reasonable and sufficiently competitive.

     Marshal E. Rosenberg Ph.D. was not a director of the Company until June, 2001. As a result, this report is presented by the members of the Board of Directors of the Company in office at the time that the compensation decisions were reached:

         Robert S. Berg
         Steven M. Wemple

PERFORMANCE GRAPH

     The performance graph set forth below compares the cumulative total shareholder return on the Company's Common Stock with the Nasdaq Composite Index and the Russell 2000 Index for the period from October 1, 1997 through September 30, 2001. The Company currently trades its common stock on the Nasdaq over-the-counter bulletin board quotation system under the symbol "IFDA.OB". The graph assumes $100 invested on October 1, 1997 in the Common's common stock, the stocks of the Nasdaq Composite Index and the Russell 2000 Index. Historical results are not necessarily indicative of future performance.

           COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY
               NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

                                GRAPHIC OMITTED

                                 1997       1998      1999     2000      2001
                                 ----       ----      ----     ----      ----

Interfoods of America            100.0      102.0      55.0     94.1     124.2
Nasdaq Composite Index (a)       100.0      100.5     162.9    217.9      88.9
Russell 2000 Index (b)           100.0       80.1      94.2    114.9      89.2

(a) The Nasdaq Composite Index comprises all Nasdaq domestic and international based company stocks listed on The Nasdaq Stock Market.

(b) The Russell 2000 Index measures the performance of the 2,000 smallest companies in the Russell 3000 Index, which is approximately 8% of the total market capitalization of the Russell 3000 Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of October 31, 2001 (a) by each person known to the Company to own beneficially more than 5% of any class of the Company's securities and (b) by each of the Company's executive officers and directors and by all executive officers and directors of the Company as a group. As of October 31, 2001, there were 5,012,099 shares of Common Stock of the Company outstanding. The address of each of the individuals described below is 9400 S. Dadeland Boulevard, Suite 720, Miami, Florida 33156.

NAME OF BENEFICIAL                       AMOUNT AND NATURE OF        PERCENT
OWNER                                    BENEFICIAL OWNERSHIP (1)    OF CLASS
------------------                       --------------------        --------
Robert S. Berg                               1,673,219 (2)           33.3%(2)
Chairman of the Board,
Chief Executive Officer,

Steven M. Wemple                               882,352               17.6%
President, Chief Operating
Officer, Treasurer, Secretary,
and Director

Francis X. Maloney                                 256                 *
Chief Financial Officer

Andrew J. Nichols                              741,317               14.8%

Kenneth Cramer                                 338,983                6.8%


All Executive Officers and Directors
as a Group (3 persons)                       2,555,827               51.0%(2)
                                             =========               =====
* less than 1% of outstanding shares.

(1) Except as provided in these footnotes, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The Company has no outstanding options, warrants or other rights to purchase its common stock.

(2) The amount shown in the table includes 1,477,219 shares owned of record by Robert S. Berg over which he exercises sole voting and investment power. The amount shown in the table also includes 188,000 shares owned of record by Lourdes T. Berg, the former wife of Robert S. Berg, over which Robert S. Berg exercises sole voting power and Lourdes T. Berg exercises sole investment power and 8,000 shares owned of record by Robert J. Berg over which Robert S. Berg exercises shared voting and investment power. Pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended, Robert S. Berg disclaims beneficial ownership of the 188,000 shares owned of record by Lourdes T. Berg and the 8,000 shares owned by Robert J. Berg. The amount in the table also includes 100,000 shares that Robert S. Berg may acquire at any time from Lourdes T. Berg pursuant to an option granted by Lourdes T. Berg to Robert S. Berg.

     On October 23, 2001, the Company announced that it had received a proposal from Robert S. Berg and Steven M. Wemple for a going private transaction. The proposed transaction, which would effect a change in control of the Company, would be in the form of a merger with a corporation wholly-owned by Mr. Berg and Mr. Wemple. Pursuant to the proposal, the Company's shareholders (other than Mr. Berg and Mr. Wemple) would receive unsecured, subordinated notes of the Company, in exchange for the principal amount of $1.20 per share of the Company's Common Stock.

     The notes to be issued by the Company in the transaction would bear interest at the rate of 5% per annum. Interest would be payable semi-annually, with principal becoming due and payable in a single payment at maturity, which would be the third anniversary of the date of issuance. The notes would be subordinated to all senior debt of the Company and would be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders would receive the cash equivalent in lieu of any fractional notes. If the proposal transaction is completed, the Company will no longer be a public reporting entity and its stock will not be publicly traded.

     The Board of Directors has appointed Marshal E. Rosenberg, Ph.D., the sole director of the Company other than Messrs. Berg and Wemple, to head a Special Committee to review the proposed transaction. The Special Committee has retained an independent financial advisor and legal counsel for purposes of evaluating the proposal.

     The proposed transaction would result in the acquisition of all of the outstanding shares of common stock of the Company (other than the shares by Messrs. Berg and Wemple and their acquisition corporation). The final terms of any acquisition will be based on negotiations between the acquirers and the Special Committee which is currently ongoing. The proposed acquisition is subject to, among other things, (1) approval of the proposed transaction by the Special Committee of the Board of Directors and the Company 's shareholders, (2) receipt of a fairness opinion by the Special Committee, (3) receipt of any applicable regulatory approvals and third-party consents and (4) the inapplicability (either by their terms or as a result of Company Board action) of certain business combination and control share provisions under Nevada law. There can be no assurance that a definitive merger agreement will be executed and delivered or that the proposed transaction will be consummated.

     The proposed acquisition may only be completed in accordance with applicable state and federal laws including the Securities Act of 1933, the Securities Act of 1934 and the Trust Indenture Act of 1939, as amended; however, it is anticipated that exemptions from the registration requirements of the Securities Act and the qualification requirements of the Trust Indenture Act will be available to this transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, Secretary and Director of the Company, jointly own all of the outstanding stock of Elk River Aviation Inc. ("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this paragraph. On October 1,1998, the Company entered into an agreement whereby the Company was charged the flat rate of $1,100 per hour of usage, on an as needed basis. Elk River was responsible for all operating expenses of the airplane, such as pilot salary, insurance, fuel, and maintenance. Subsequently, the lease rate was amended to $1,500 per hour in June 1999, and to $3,500 per hour in October 2000. In Fiscal Years 2001, 2000, and 1999 the Company paid approximately $922,000, $724,000 and $440,000, respectively, to Elk River for its use of the airplane. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of September 30, 2001 and 2000, the Company had a receivable of $221,304 and $0, related to certain expenses paid by the Company on behalf of Elk River Aviation, which is included in Accounts Receivable on the Consolidated Balance Sheet. In Fiscal 2000, the Company fully reserved for a deposit of $160,439 with Elk River Aviation as its collectibility was deemed to be uncertain.

       On July 21, 2000, the Company invested $2,200,000 in land and building for two Popeye's Chicken and Biscuit restaurants on the West Coast of Florida. The Company obtained financing of $1,632,000 from an unrelated party in connection with this transaction. The Company leased the two restaurants to T.T. & D. Foods Inc., a Florida Corporation controlled by a party related to Mr. Berg. Under the terms of the triple net lease, T. T. & D Foods Inc., pays annual rent to the Company in the amount of $282,568 and pays insurance, taxes and other expenses associated with the leased property. The Company's annual payments on the debt incurred to finance the two restaurants is $222,662. During Fiscal years 2001,and 2000 the Company netted income of $59,906 and $36,135 from this transaction.

     The Company believes that the transaction described above are the same terms and conditions as similar transactions with unaffiliated parties.

     Marshal Rosenberg Ph.D, the outside director of the Company, acted as agent for the National Life Insurance Company that provided the Sailormen, Inc. Salary Continuation Executive Retention plan and the Company's life insurance policies on Robert S. Berg.,Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, and Secretary of the Company. During Fiscal 2001, the Company paid to National Life Insurance Company premiums aggregating $211,000 in connection with such insurance policies. Mr. Rosenberg received approximately $105,500 in commissions from the insurance company in connection with such insurance policies. No such commissions were paid in Fiscal 2000 or Fiscal 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements.
            See Index to Financial Statements which appears on page F-1 herein.

         2. Financial Statement Schedules:
            None

         3. Exhibits:

Exhibit No      Description
----------      -----------

       3.1 Articles of Incorporation of Interfoods of America, Inc. formerly Sobik's Subs, Inc. as amended (1)

       3.2 By-Laws of Interfoods of America, Inc. formerly Sobiik's Subs, Inc. as amended (1)

       4.2 Secured Promissory Note dated Septembe 14, 2000 by Interfoods of America, Inc. and Sailormen, Inc. in favor of American Commercial Capital LLC.

       4.3 Security Agreement dated September 14, 2000 by and among Interfoods of America, Inc., Sailormen, Inc. and American Commercial Capital LLC. (all schedules and exhibits have been omitted other than the schedule of defined terms; such omitted schedules and exhibits will be furnished upon request)

       9.1      Shareholders Voting Agreement dated April 17,1996 (1)

      10.1 Form of Franchise Agreement, entered into by the Company as Franchisee, including the Addendum to Franchise Agreement. (1)

      10.2      Trademark Licensing Agreement dated March 1, 1993 (1)

      10.9 Asset Purchase Agreement between the Company and Ellis Enterprise dated January 11, 2000 (3)

     10.10 Asset Purchase Agreement between the Company and RMS Family Restaurants dated September 14, 2000 (3)

     10.11 Executive Retention - Salary Continuation Plan dated January 15, 2001 (3)

     21.1       List of Subsidiaries (1)

                (1) Incorporated herein by reference to Form 10-KBS under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

                (2) The Company hereby agrees to furnish to the Commission upon request all other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

                (3) Incorporated herein by reference to Form 10-Q under the Securities Exchange Act of 1934 filed with the Commission in May 2001, file number 000-21093

(b.) Reports on Form 8-K

     The following reports were filed on Form 8-K/A during the fourth quarter of the period covered by this report: On September 4, 2001, the Company filed on Form 8-K/A under item 7(a) and 7(b) the financial statements and pro forma financial information relating to the January 11, 2000 acquisition of 37 restaurants from Ellis Enterprises Inc.

     On September 21, 2001, the Company filed on Form 8-K/A under item 7(a) and 7(b) the financial statements and pro forma financial information relating to the March 8, 1999 acquisition of 10 restaurants from The Moody Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned., thereunto duly authorized.

                          INTERFOODS OF AMERICA, INC.
                                 (Registrant)

                     Dated: December 18, 2001       /s/ STEVEN WEMPLE
                                                    ------------------------
                                                    By: STEVEN WEMPLE, President




                     Dated: December 18, 2001       /s/ FRANCIS X. MALONEY
                                                    ------------------------
                                                    By: FRANCIS X. MALONEY,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                                   TITLE                            DATE
ROBERT S. BERG                        Director, Chairman of the Board             December 18, 2001
                                       Chief Executive Officer

STEVEN M. WEMPLE                      Director, President, Chief Operating        December 18, 2001
                                       Officer, Secretary and Treasurer

FRANCIS X. MALONEY                    Chief Financial Officer and                 December 18, 2001
                                      Principal Accounting Officer

MARSHAL E. ROSENBERG Ph.D.            Director                                    December 18, 2001

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

Notes to Consolidated Financial Statements                                  F-10 - F-22

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


Board of Directors of
Interfoods of America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Interfoods of America, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2001 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interfoods of America, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Miami, Florida,
November 6, 2001.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Interfoods of America, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Interfoods of America, Inc. (a Nevada corporation) and subsidiaries for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interfoods of America, Inc. and subsidiaries for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

ARTHUR ANDERSEN LLP

Miami, Florida,
November 9, 1999.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                               ASSETS                                                        2001                2000
                               ------                                                        ----                ----
Current assets:
     Cash and cash equivalents                                                       $  2,370,032       $   2,371,365
     Certificates of deposit                                                            3,527,820           3,527,820
     Accounts receivable                                                                  276,275              29,378
     Inventories                                                                          792,577             746,524
     Prepaid expenses                                                                     411,269               3,815
                                                                                     ------------       -------------

           Total current assets                                                         7,377,973           6,678,902
                                                                                     ------------       -------------

Property and equipment, net                                                            79,926,823          78,078,077
                                                                                     ------------       -------------

Other assets:
     Deposits                                                                             354,930             371,501
     Goodwill, less accumulated amortization of
       $1,564,541 and $739,763 in 2001 and 2000, respectively                          24,736,114          25,668,497
     Other intangible assets, less accumulated
       amortization of $398,329 and $279,832 in
       2001 and 2000,respectively                                                       2,005,617           2,102,034


     Debt issuance cost, less accumulated
       amortization of $ 233,997 and $85,163 in
       2001 and 2000, respectively                                                      2,448,405           2,577,623
     Other assets                                                                         178,362             176,328
                                                                                     ------------       -------------

           Total other assets                                                          29,723,428          30,895,983
                                                                                     ------------       -------------
           Total assets                                                              $117,028,224       $ 115,652,962
                                                                                     ============       =============

                                  (Continued)

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                  (Continued)

                                                                                             2001                2000
                                                                                             ----                ----
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                           $ 10,428,488        $  9,341,740
     Current portion of advanced vendor rebates                                           720,044             956,779
     Current portion of long term debt                                                  6,080,505           8,007,819
     Current portion of capital lease obligations                                         168,714             502,679
     Current portion of deferred income on
       sale-leaseback transactions                                                         45,248              45,248
                                                                                     ------------        ------------

           Total current liabilities                                                   17,442,999          18,854,265

Long-term debt, net of current portion                                                 91,724,266          90,511,023
Capital lease obligations, net of current portion                                               -             168,714
Advanced vendor rebates, net of current portion                                         2,256,230           1,953,633
Deferred taxes                                                                          1,103,703             295,594
Deferred income on sale-leaseback transactions,
     net of current portion                                                               663,161             708,413
                                                                                     ------------        ------------

           Total liabilities                                                          113,190,359         112,491,642
                                                                                     ------------        ------------

Redeemable preferred stock, Class B, nonvoting,
430,000 shares authorized, 0 shares and 225,000 shares
issued and outstanding in 2001 and 2000, respectively                                           -             225,000
                                                                                     ------------        ------------
Commitments and contingencies (Note 10)                                                        --                  --

Stockholders' equity:
     Common stock, 25,000,000 shares authorized
       at $.001 par value; 5,012,099 and 8,270,831
       shares issued and outstanding in
       2001 and 2000, respectively                                                          5,012               8,271
       Additional paid-in capital                                                       2,843,214           4,349,093
     Retained earnings (accumulated deficit)                                              989,639             (11,906)
     Common stock in treasury, at cost, 0 shares and
         3,125,399 shares in 2001 and 2000, respectively                                        -          (1,409,138)
                                                                                     ------------        ------------

           Total stockholders' equity                                                   3,837,865           2,936,320
                                                                                     ------------        ------------

           Total liabilities and stockholders' equity                                $117,028,224        $115,652,962
                                                                                     ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                       2001                   2000               1999
                                                                       ----                   ----               ----
Total Restaurant sales                                        $   152,088,594         $ 77,589,129       $ 37,796,392

Costs and expenses:
     Cost of restaurant operations:
         Cost of sales                                             48,521,028           24,780,726         12,130,572
         Restaurant wages and related benefits                     40,262,997           20,545,181          9,834,523
         Occupancy and other operating expenses                    34,520,341           17,186,197          9,773,777
                                                              ---------------         ------------       ------------
           Total cost of restaurant operations                    123,304,366           62,512,104         31,738,872

     General and administrative expenses                           12,419,692            7,192,666          3,992,330
     Depreciation and amortization                                  4,878,386            2,188,118            778,051
                                                              ---------------         ------------       ------------

           Total operating expenses                               140,602,444           71,892,888         36,509,253
                                                              ---------------         ------------       ------------

Operating income                                                   11,486,150            5,696,241          1,287,139
                                                              ---------------         ------------       ------------
Other income (expense):
     Loss on investment in JRECK                                            -              (93,691)          (182,809)
     Interest expense                                             (10,135,891)          (4,439,756)          (892,906)
     Interest and other income (expense)                              459,395             (565,631)          (227,378)
                                                              ---------------         ------------       ------------

           Total other expense                                     (9,742,496)          (5,099,078)        (1,303,093)
                                                              ---------------         ------------       ------------

           Income (loss) before income tax provision                1,809,654              597,163            (15,954)

Income tax provision                                                 (808,109)            (216,029)          (130,370)
                                                              ---------------         ------------       ------------

           Net income (loss)                                  $     1,001,545         $    381,134       $   (146,324)
                                                              ===============         ============       ============


Net earnings (loss) per share - basic and diluted, less
     preferred stock dividends of $0, $0 and
     $750 in 2001, 2000, and 1999 respectively                $          0.20         $       0.07       $      (0.03)
                                                              ===============         ============       ============

Weighted average shares outstanding:

     Basic and diluted                                              5,133,377            5,468,503          5,713,658
                                                              ===============         ============       ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                       Retained        Common
                                             Common Stock            Additional        Earnings        Stock in
                                             ------------
                                                                      Paid-in        (Accumulated       Treasury
                                          Shares        Amount        Capital           deficit)         at cost           Total
                                          ------        ------        -------           --------         -------           -----
BALANCE, OCTOBER 1, 1998                8,262,405      $ 8,262      $ 4,321,727       $ (245,966)     $  (728,268)       $3,355,755

  Net loss                                      -            -                -         (146,324)               -          (146,324)

  Preferred stock - Class A dividend            -            -                -             (750)               -              (750)

  Common stock issued to employees          8,426            9           27,366                -                -            27,375
                                       ----------      -------      -----------       ----------      -----------        ----------

BALANCE, SEPTEMBER 30, 1999             8,270,831        8,271        4,349,093         (393,040)        (728,268)        3,236,056

  Net income                                    -            -                -          381,134                -           381,134

  Purchase of common stock in treasury          -            -                -                -         (680,870)         (680,870)
                                       ----------      -------      -----------       ----------      -----------        ----------

BALANCE, SEPTEMBER 30, 2000             8,270,831        8,271        4,349,093          (11,906)      (1,409,138)        2,936,320

  Net income -                                  -            -                -        1,001,545                -         1,001,545

  Purchase of common stock in treasury          -            -                -                -         (100,000)         (100,000)

  Retirement of common stock in
  treasury                             (3,258,732)      (3,259)      (1,505,879)               -        1,509,138                 -
                                       ----------      -------      -----------       ----------      -----------        ----------

BALANCE, SEPTEMBER 30, 2001             5,012,099      $ 5,012      $ 2,843,214       $  989,639      $         -        $3,837,865
                                       ==========      =======      ===========       ==========      ===========        ==========





          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                   2001                2000                   1999
                                                                                   ----                ----                   ----
Cash flows from operating activities:
     Net income (loss)                                                        $ 1,001,545          $   381,134         $   (146,324)
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
         Depreciation and amortization                                          4,878,386            2,188,118              778,051
         Deferred income tax expense                                              808,109              216,029              130,370
         Amortization of deferred income on sale-leaseback transactions           (45,252)             (45,252)             (38,974)
         Amortization of debt issuance costs                                      148,834               70,966               14,197
         Amortization of advanced vendor rebates                                 (493,968)            (799,852)                   -
         Write down of investment in JRECK                                             --               93,691              182,809
         Loss on closed stores                                                     90,320               47,942                   --
         Common stock issued to employees                                              --                   --               27,375
         Changes in assets and liabilities:
           Accounts receivable                                                   (246,897)            (262,180)              24,920
           Inventories                                                            (46,053)            (468,355)            (157,773)
           Prepaid expenses                                                      (407,454)              66,378              (21,649)
           Deposits                                                                16,571              221,331              (70,820)
           Other assets                                                           (32,848)                  --               52,500
           Accounts payable and accrued expenses                                1,086,748            5,381,842               87,610
           Advanced vendor rebates                                                559,830            3,710,264                   --
                                                                              -----------          -----------         ------------
                   Net cash provided by operating activities                    7,317,871           10,802,056              862,292
                                                                              -----------          -----------         ------------
Cash flows from investing activities:
     Acquisition of land, buildings and restaurants                            (4,145,189)         (85,184,792)         (19,718,278)
     Proceeds from sale of real estate                                            170,723              228,500           14,430,370
     Capital expenditures                                                      (1,802,988)          (3,547,065)          (5,022,163)
     Acquisition of other intangible assets                                             -              (40,000)            (109,500)
     Certificates of deposit investments                                                -           (3,527,820)                  --
                                                                              -----------          -----------         ------------

                   Net cash used in investing activities                       (5,777,454)         (92,071,177)         (10,419,571)
                                                                              -----------          -----------         ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                               3,183,794           89,171,727            9,076,360
     Repayment of long-term debt                                               (4,400,544)          (2,820,282)            (340,666)
     Redemption of Restricted Class A Preferred stock                                  --                   --              (50,000)
     Redemption of Restricted Class B Preferred stock                            (225,000)             (60,000)             (60,000)
     Preferred stock - Class A dividend                                                --                   --                 (750)
     Purchase of treasury stock                                                  (100,000)            (680,870)                  --
     Debt issuance costs                                                                -           (2,337,999)            (223,670)
                                                                              -----------          -----------         ------------

                 Net cash provided by (used in) financing activities           (1,541,750)          83,272,576            8,401,274
                                                                              -----------          -----------         ------------

                 Net increase (decrease) in cash and cash equivalents              (1,333)           2,003,455           (1,156,005)

Cash and cash equivalents:
     Beginning of period                                                        2,371,365              367,910            1,523,915
                                                                              -----------          -----------         ------------

     End of period                                                            $ 2,370,032          $ 2,371,365         $    367,910
                                                                              ===========          ===========         ============

                                  (Continued)

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                  (Continued)

                                                                     2001               2000                1999
                                                                     ----               ----                ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

       Interest paid                                             $ 9,825,326        $ 4,030,756         $    778,710
                                                                 ===========        ===========         ============
       Income taxes paid                                         $         0        $     3,114         $     12,211
                                                                 ===========        ===========         ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
       Net assets and assumed certain liabilities of
         acquired businesses-
           Total assets                                                   --        $85,995,072         $ 20,114,481
           Total liabilities assumed                                      --           (810,280)            (396,203)
                                                                                    -----------         ------------

           Net cash paid                                                  --        $85,184,792         $ 19,718,278
                                                                                    ===========         ============

In Fiscal 2001, the Company retired 3,258,732 shares of common stock held in treasury which had a cost of $1,509,138.





          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001, 2000 AND 1999

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS

Interfoods of America, Inc., a Nevada corporation (the "Company"), is through its wholly owned subsidiary, Sailormen Inc., a Florida corporation, a franchisee and operator of Popeye's/registered trademark/Chicken and Biscuits ("Popeye's") restaurants. Pursuant to franchise agreements with AFC Enterprises, Inc., the Company currently operates 165 Popeye's restaurants located in Florida, Alabama, Illinois, Georgia, Mississippi, Louisiana and Missouri . 81 of the 165 restaurants are located in the state of Florida and these restaurants derive approximately 56% of its revenue in Fiscal 2001.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

ADVERTISING

All costs associated with advertising and promoting the Company products are expensed when incurred.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company capitalizes construction in progress. The Company does not depreciate the construction in progress until the assets are placed in service. Significant store re-imaging costs and other improvements are capitalized as additions to the property and equipment, while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

          Building                           39 years
          Leasehold improvements             Lesser of 20 years or life of lease
          Furniture and equipment            3-10 years

For income tax purposes, accelerated methods of depreciation are used.

START-UP COSTS

The Company currently expenses costs relating to new restaurant start-up activities. Such costs include training and labor costs prior to opening a new restaurant. On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which requires the write-off of all previously capitalized start-up costs. The effective date of SOP 98-5 is for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in Fiscal 2000. In Fiscal 1999, the Company expensed approximately $60,000 of start-up costs. As of September 30, 2001, the Company had no remaining capitalized start-up costs.

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

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the asset's future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. In Fiscal 2001, 2000 and 1999, the Company wrote off $90,320, $47,948 and $0 of goodwill and other assets relating to store closures.

DEBT ISSUANCE COSTS

The costs of obtaining financing are deferred and included as debt issuance costs in the accompanying consolidated balance sheets and are amortized over the term of the loan to which such costs relate.

ADVANCED VENDOR REBATES

The Company has entered into certain contractual agreements with two vendors to receive rebates for future use of its products. As a result of these agreements, the Company received advanced rebates of $ 559,830 and $3,710,264 in Fiscal 2001 and 2000 which was recorded as deferred revenue. As rebates are earned, the cost of restaurant operations is reduced in the Consolidated Statement of Operations and a corresponding decrease is recorded to advanced vendor rebates in the

Consolidated Balance Sheet. The Company is amortizing the advanced vendor rebates based on gallon's purchased in accordance with the contractual agreements.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, SFAS 142 requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. SFAS 142 is required to be applied starting with fiscal years beginning after December 15,2001, with early adoption permitted in certain circumstances. The Company may elect to adopt SFAS 142 effective October 1,2001 or October 1,2002. This election must be made prior to the issuance of its financial statements for the quarter ended December 31, 2001. Due to the complexity of this new standard and its recent issuance, the Company is continuing to evaluate whether it will adopt SFAS 142 effective October 1,2001. The Company continued to amortize goodwill under its current method through September 30,2001. Once the standard is adopted, annual goodwill amortization of approximately $ 822,000, respectively, will no longer be recognized.

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

The following table sets forth businesses acquired during 2000 and the consideration paid:

                                                                      Date of                               Total
                      Acquisition                                  Acquisition                        Consideration
                      -----------                                  -----------                        -------------
                                                                                                    (In Thousands)
             73 stores from RMS Family Restaurants             September 14, 2000                           $46,178
             Store #9 - Real Estate                            August 9, 2000                               $ 1,300
             One store from Jack Scoville                      July 27, 2000                                $   819
             Two stores from Melin Corporation                 July 21, 2000                                $ 2,203
             37 stores from Ellis Enterprises                  January 11, 2000                             $34,685
                                                                                                            -------
                                                                                                            $85,185
                                                                                                            =======

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

             Assets, including cash                                                                         $64,988
             Goodwill                                                                                       $19,168
             Other intangibles                                                                              $ 1,839
             Liabilities assumed                                                                            $   810

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

The following table sets forth businesses acquired during 1999 and the consideration paid:

                      Name of Business                             Acquisition                        Consideration
                      ----------------                             -----------                        -------------
                                                                                                      (In Thousands)
             TMC FOODS L.L.C.                                  March 8, 1999                                $ 9,250
             Tex Mo / San Nan Corporations                     March 22, 1999                                10,601
                                                                                                            -------
                                                                                                            $19,851
                                                                                                            =======

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

             Assets, including cash                                                                         $15,380
             Goodwill                                                                                         4,689
             Other intangibles                                                                                  178
             Liabilities assumed                                                                                396


3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

                                                                                  2001                          2000
                                                                                  ----                          ----
           Land                                                           $ 12,528,580                  $ 11,759,922
           Building                                                         35,939,948                    32,511,578
           Leasehold improvements                                           16,706,490                    15,463,287
           Furniture and equipment                                          21,232,212                    19,307,248
           Construction in progress                                            242,400                     1,851,553
                                                                          ------------                  ------------
                                                                            86,649,630                    80,893,588
           Less - accumulated depreciation
                         and amortization                                   (6,722,807)                   (2,815,511)
                                                                          ------------                  ------------

                                                                          $ 79,926,823                  $ 78,078,077
                                                                          ============                  ============

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30:

                                                                                  2001                          2000
                                                                                  ----                          ----
           Accounts payable                                               $  4,713,704                   $ 4,471,779
           Accrued payroll                                                   1,277,135                     1,130,109
           Accrued property taxes                                            1,014,057                       953,690
           Accrued payroll and sales taxes                                   1,254,475                     1,066,102
           Accrued interest                                                    819,565                       509,000
           Other                                                             1,349,552                     1,211,060
                                                                          ------------                   -----------
                         Total accounts payable and
                              accrued expenses                            $ 10,428,488                   $ 9,341,740
                                                                          ============                   ===========

5.   LONG-TERM DEBT

Long-term debt consists of the following at September 30:                         2001                          2000
                                                                                  ----                          ----
      Note payable to a financial institution, due in
      monthly installments totaling $26,584 including
      interest at 8.68% through October 2013. Collateralized
      by certain of the Company's assets.                                    2,382,830                    2,490,298

      Annual lines of credit with a financial institution
      for borrowings of $3,877,820. Interest is payable
      monthly at variable interest rates with the principal balances due October 28, 2001, and April 19, 2002
      subject to annual renewal approval by the
      financial institution. Collateralized by certificates
      of deposit and some of the Company assets.                             3,477,820                     3,500,000

      Notes payable to a financial institution, due in monthly
      installments totaling $36,659 including interest at 9.65%
      through April 2014. Collateralized by certain of the
      Company's assets.                                                      3,097,062                     3,230,998

      Notes payable to a financial institution, due in
      monthly installments totaling $46,990 including
      interest at 9.50% through April 2014. Collateralized
      by certain of the  Company's assets.                                   4,131,140                     4,294,059

      Notes payable to a financial institution, due in
      monthly installments totaling $368,797 including
      interest of 10.81% through November, 2019.
      Collateralized by certain of the Company assets.                      34,774,080                    35,403,124

      Notes payable to a financial institution, due in
      monthly installments totaling $398,587 including
      interest at 10.15% through April, 2019.
      Collateralized by certain of the Company's assets                     37,991,965                    38,800,000

      Notes payable to a financial institution, due in
      monthly installments totaling $51,762 including
      interest at 9.84% through October 2012. Collateralized
      by certain of the Company's assets.                                    4,181,893                     4,380,777

      Mortgage notes payable to a financial institution, due in
      monthly installments totaling $11,222 including
      interest of 10.02% through September 2020.
      Collateralized by land and building                                    1,131,355                     1,150,000

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $13,371 including
      interest of 10.43% through August 2020.
      Collateralized by land and building                                    1,309,706                     1,330,374

LONG-TERM DEBT   ( Continued )                                                    2001                          2000
                                                                                  ----                          ----
      Mortgage note payable to a financial institution, due in
      monthly installments totaling $6,960 including
      interest of 10.29% through August 2020.
      Collateralized by land and building.                                      688,072                      699,129

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $7,698 including interest
      at 8.96% through April 2021.
      Collateralized by land and building.                                      843,614                            0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $6,152 including interest
      at 9.58% through August 2021.
      Collateralized by land and building.                                      649,112                      650,000

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $5,596 including interest
      at 8.96% through June 2021.
      Collateralized by land and building.                                      597,454                            0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $5,774 including interest
      at 8.52% through January 2021
      Collateralized by land and building.                                      650,000                            0

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $5,783 including interest
      at 8.52% through December 2020.
      Collateralized by land and building.                                      650,000                            0

      Mortgage note payable to a financial institution,
      payable in interest only payments at 7.0%
      due September 13, 2001. Collateralized by land and building.                    0                    1,047,565

      Mortgage payable to a financial institution,
      payable in interest only payments at 11.623% due
      October 14, 2000. Collateralized by certain of the Company's assets.            0                      600,000

      Mortgage note payable to a financial institution, due in
      monthly installments totaling $4,055 including
      interest at 8.00% through August 2005.                                    163,164                      197,278

      Various equipment notes payable to a financial institution, due in monthly installments totaling $16,011 including
      interest at various rates ranging from 9.4% to 11.14%
      Collateralized by certain of the Company's assets with
      maturities ranging from March 2005 through April 2008.                    801,708                      745,240

      LONG-TERM DEBT  (Continued)                                                         2001                          2000
                                                                                          ----                          ----
      Construction advances to long term commitments
      Interest is payable monthly at libor plus 4.27% until construction is completed and then is converted to a permanent long term fixed rate.
      Collateralized by land and building                                               283,796                            -
                                                                                   ------------                -------------

                                                                                     97,804,771                   98,518,842

      Less - current portion                                                         (6,080,505)                  (8,007,819)
                                                                                   ------------                -------------
      Long-term debt                                                               $ 91,724,266                $  90,511,023
                                                                                   ============                =============

Annual maturities of long-term debt as of September 30, 2001 are as follows:

           2002                                                 6,080,505
           2003                                                 2,878,349
           2004                                                 3,184,255
           2005                                                 3,517,174
           2006                                                 3,830,189
           Thereafter                                          78,314,299
                                                             ------------
                                                             $ 97,804,771
                                                             ============

         Several of the notes payable and leases include certain restrictive covenants, including maintenance of certain prescribed debt and fixed charge coverage ratios and limitation on the incurrence of additional indebtedness without prior written consent. As of September 30, 2001, management believes that the Company was in violation of one of its restrictive covenants. Accordingly, the Company is in technical default on certain of its leases. To cure the default, the Company will be required to accelerate payment due under the agreements of approximately $1,000,000 of additional principal on the leases. The Company is currently in negotiations with the institutional landlord to set up a master lease, which will eliminate the fixed charge coverage ratios for all this landlord leases. The Company believes it will be successful in this negotiation.

6.   CAPITAL LEASE

         In connection with one of its acquisitions in Fiscal 2000, the Company assumed capital leases for certain equipment. The leases are treated as capital leases for financial statement purposes, and the remaining obligation is $168,714, at September 30, 2001. The related cost of $671,393 was recorded in property and equipment at September 30, 2001 and 2000. The remaining term of the leases range from 2 months to 8 months and the monthly lease payments range from $11,083 to $13,616.

The following is a schedule of equipment under capital leases as of September
30:

                                                                                    2001              2000
                                                                                    ----              ----
                                            Equipment                           $671,393          $671,393
                                            Less: Accumulated amortization:     $ 69,936             2,797
                                                                                --------          --------
                                                                                $601,457          $668,596
                                                                                --------          --------
The minimum future payments on the capital leases are as follows:

                                    2002                                        $168,714
                                                                                --------
                                    Total minimum lease payments                $168,714

                                    Less: Amount representing interest          $  5,442
                                                                                --------

                                    Present value of minimum lease payments     $163,272
                                                                                --------
                                    Less: Current portion                       $168,714
                                                                                --------

                                    Long-term obligation under capital leases          -
                                                                                --------

7.      COMMON AND PREFERRED STOCK

On April 22, 1997, the Company acquired 1,030,000 shares of its common stock from a former director in exchange for 430,000 shares of mandatorily redeemable Restricted Class B preferred stock, which were redeemable monthly at a rate of 5,000 shares for $5,000 per month for 86 months. No dividends are paid on this preferred stock. During each of the two years ended September 30, 2000 and 1999, the Company redeemed 60,000 of these preferred shares for $60,000. All remaining outstanding preferred stock was redeemed in October 2000 for $225,000.

In October 1998, the Company redeemed its Class A Preferred Stock for $50,000.

In 1999, the Company issued 8,426 shares of common stock to its employees as bonuses. Compensation expense of $27,375 was recorded in connection with this issuance.

The Company purchased on the open market 572,066 shares of its common stock in Fiscal 2000 for a total cost of $680,870 and an additional 133,333 shares of common stock in Fiscal 2001 for a total cost of $100,000. In Fiscal 2001, the Company retired 3,258,732 shares of common stock held in treasury which had a cost of $1,509,138.

8.      RELATED PARTY TRANSACTIONS

Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, Secretary and Director of the Company, jointly own all of the outstanding stock of Elk River Aviation Inc.("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this paragraph. On October 1,1998, the Company entered into an agreement whereby the Company was charged the flat rate of $1,100 per hour of usage, on an as needed basis. Elk River was responsible for all operating expenses of the airplane, such as pilot salary, insurance, fuel, and maintenance. Subsequently, the lease rate was amended to $1,500 per hour in June 1999, and to $3,500 per hour in October 2000. In Fiscal Years 2001, 2000, and 1999 the Company paid $922,000, $724,000 and $440,000, respectively, to Elk River for its use of the airplane. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of September 30, 2001 and 2000, the Company had a receivable of $221,304 and $0, related to certain expenses paid by the Company on behalf of Elk River Aviation, which is included in Accounts Receivable on the Consolidated Balance Sheet. In Fiscal 2000, the Company fully reserved for a deposit of $160,439 with Elk River Aviation as its collectibility was deemed to be uncertain.

     On July 21, 2000, the Company invested $2,200,000 in land and building for two Popeye's Chicken and Biscuit restaurants on the West Coast of Florida. The Company obtained financing of $1,632,000 from an unrelated party in connection with this transaction. The Company leased the two restaurants to T.T. & D. Foods Inc., a Florida Corporation controlled by a party related to Mr. Berg. Under the terms of the triple net lease, T. T. & D Foods Inc., pays annual rent to the Company in the amount of $282,568 and pays insurance, taxes and other expenses associated with the leased property. The Company's annual payments on the debt incurred to finance the two restaurants is $222,662. During Fiscal years 2001, and 2000, the Company netted income of $59,906 and $36,135 from this transaction. The Company believes that the transaction described above are the same terms and conditions as similar transactions with unaffiliated parties.

     Marshal E. Rosenberg Ph.D., the outside director of the Company, acted as agent for the National Life Insurance Company that provided the Sailormen, Inc. Salary Continuation Executive Retention plan and the Company's life insurance policies on Robert S. Berg., Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, and Secretary of the Company. During Fiscal 2001, the Company paid to National Life Insurance Company premiums aggregating $211,000 in connection with such insurance policies. Mr. Rosenberg received approximately $105,500 in commissions from the insurance company in connection with such insurance policies. No such commissions were paid in Fiscal 2000 or Fiscal 1999.

9.   INCOME TAXES

The components of the income tax provision for federal income taxes for 2001, 2000 and 1999 are as follows:

                                      2001           2000           1999
                                      ----           ----           ----

       Current                     $       --     $       --     $       --
       Deferred                      (808,109)      (216,029)      (130,370)
                                   -----------    -----------    -----------
                                   $ (757,374)    $ (216,029)    $ (130,370)
                                   ----------     ----------     ----------

The tax effects of temporary differences that give rise to the deferred tax liabilities at September 30, 2001 and 2000 are presented below:

                                             2001           2000
                                             ----           ----
       Depreciation and amortization     $(2,146,181)   $(1,218,166)
       Gain deferred for book purposes       274,508        283,376
       Capital losses                        148,800        109,156
       Other                                  47,968        (38,670)
       Deferred compensation                  50,340             --
       Net operating loss carryforward       520,862        568,710
                                         -----------    -----------
       Net deferred income tax liability $(1,103,703)   $  (295,594)
                                         =============  ===========

At September 30, 2001, the Company had net operating loss carryforwards available to offset future taxable income and tax liabilities of approximately $1,344,000 that expire primarily in 2020 and 2021. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to their expiration, based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals. Accordingly, there is no valuation allowance recorded as of September 30, 2001 or 2000.

The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision computed at the U.S. Federal statutory rate for the following reasons:

                                                         2001                    2000                        1999
                                                         ----                    ----                        ----
       (Provision) Benefit computed at Federal
          statutory rate of 34%                       $ (615,282)              $ (203,035)                 $    5,302
       Non-deductible goodwill                           (55,150)                 (55,150)                    (37,824)
       State income taxes, net of federal benefit       ( 85,876)                 (26,135)                     (4,152)
       Life insurance premiums                           (53,101)                       -                           -
       Penalties                                         ( 2,177)                  (4,762)                    (31,063)
       Other                                               3,477                   73,053                     (62,633)
                                                      -----------              ----------                  ----------
                                                      $ (808,109)              $ (216,029)                 $ (130,370)
                                                     ============              ===========                 ===========

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

The company leases certain restaurants under operating leases. These leases generally have initial terms of twenty years and usually provide for renewal options, ranging from 5 to 20 years. Several of the leases contain escalation clauses and common area maintenance charges, taxes and insurance.

Certain of the leases require additional (contingent) percentage rental payments based on attaining minimum monthly or annual gross sales, on the respective restaurants. Contingent rental expense for the Fiscal years 2001, 2000 and 1999 is included in the rent expense shown below.

Future minimal rental commitments for operating leases over the next five years with noncancellable terms in excess of one year as of September 30, 2001, are as follows:

           2002                                    $ 5,011,000
           2003                                      4,924,000
           2004                                      4,708,000
           2005                                      4,299,000
           2006                                      3,644,000
           Thereafter                               42,853,000
                                                   -----------
                                                   $65,439,000
                                                   ===========

Rent expense for the years ended September 30, 2001, 2000, and 1999 was $6,111,827, $3,509,961, and $2,525,779 respectively.

b.   Litigation

In October 2000, the Company settled the suit, filed by the former chairman of the board of directors of the Company by purchasing all of the outstanding shares of the Company's preferred stock for $225,000 and paid an additional $15,000 for the settlement. The $15,000 was recorded as an expense in fiscal 2000.

The Company and Sailormen are parties to certain legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial conditions, results of operations or liquidity of the Company.

c.   Significant Suppliers

The Company's restaurants purchase fresh chicken from approximately 5 suppliers. In Fiscal 2001 one vendor represented approximately 55% of the total Company's chicken purchases. In Fiscal 2000 and 1999, no one chicken vendor was a significant supplier.


11.  RETIREMENT AND SAVINGS PLAN

The Company started a 401(k) retirement and savings plan during Fiscal 2000. Eligible employees are allowed to contribute up to 15% of their compensation annually. The Company did not match any portion of the employee contributions during Fiscal 2001 or 2000.

The Company concluded that continued services of select key executives is essential for the future growth and operations of Company. Therefore, effective January 15, 2001, the Company started an Executive retirement plan for key employees. Participants approved by the Executive committee will be 20% invested after 10 years of service and 20% each year thereafter. Participants will be 100 % vested when they have been a participant in the Salary Continuation Executive Retention Plan for a period of 15 years or at retirement (65th birthday), whichever is earliest. As of September 30, 2001 the Company has an accrued liability of $129,909 related to this plan.

12.  STOCK REDEMPTION AGREEMENT

         On June 30, 2001 the Company entered into a Stock Redemption Agreement with certain of its stockholders providing for, among other things, restrictions on the sale or transfer of the Company's common stock without the consent of the other stockholders and the Company. The agreement provides that a stockholder intending to dispose of an interest in the Company must first offer his stock to the Company at a price determined in accordance with the agreement. Upon the death of either of these stockholders, the agreement requires the Company to purchase their outstanding common shares for a price ranging from $6.09 through $6.43 per common share. The Agreement also provided for two key life insurance policies: one for Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, Secretary and Director of the Company. During Fiscal 2001, the Company paid premiums in the amount of approximately of $33,000 for these policies. The Company is the beneficiary on each of these policies.



13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly results of operations for the two years ended September 30, 2001 are as follows:

                                                     First             Second               Third            Fourth
                                                    Quarter            Quarter             Quarter           Quarter
                                                    -------            -------             -------           -------
Fiscal Year ended September 30, 2001

Revenues:                                         $36,842,626        $38,002,498         $38,479,463       $38,764,007

Operating income                                    3,045,681          2,992,244           2,839,130         2,609,095

Net income (loss)                                 $   363,913        $   435,903         $   308,267       $  (106,538)  *
                                                  ===========        ===========         ===========       ===========

Net income per share, basic and diluted           $      0.07        $      0.08         $      0.06           ($ 0.02)
                                                  ===========        ===========         ===========       ===========
Fiscal Year ended September 30, 2000

Revenues:                                         $12,494,684        $19,965,480         $20,906,917       $24,222,048

Operating income                                      858,877          1,791,683           1,715,474         1,330,207

Net income (loss)                                 $   306,284        $   288,831         $   299,917       $  (513,898) **
                                                  ===========        ===========         ===========       ===========

Net income (loss) per share, basic and diluted    $      0.05        $      0.05         $      0.06       $     (0.10)
                                                  ===========        ===========         ===========       ===========

* During fiscal 2001, the Company incurred certain costs in the fourth quarter resulting in additional expenses of approximately $370,000 of which approximately $225,000 represents costs incurred upon the sale of two closed restaurants properties and approximately $74,000 relates to a change in the Company's estimated effective tax rate during the fourth quarter.

**   Decrease in income is due to certain expenses incurred during the quarter related to the RMS acquisition.

13.  SUBSEQUENT EVENT

On October 23, 2001, the Company announced that it had received a proposal from Robert S. Berg and Steven M. Wemple for a going private transaction. The proposed transaction, which would effect a change in control of the Company, would be in the form of a merger with a corporation wholly-owned by Mr. Berg and Mr. Wemple. Pursuant to the proposal, the Company's shareholders (other than Mr. Berg and Mr. Wemple) would receive unsecured, subordinated notes of the Company, in exchange for the principal amount of $1.20 per share of the Company's Common Stock.

The notes to be issued by the Company in the transaction would bear interest at the rate of 5% per annum. Interest would be payable semi-annually, with principal becoming due and payable in a single payment at maturity, which would be the third anniversary of the date of issuance. The notes would be subordinated to all senior debt of the Company and would be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders would receive the cash equivalent in lieu of any fractional notes.

      If the proposed transaction is completed, the Company will no longer be a public reporting entity and its stock will no longer be publicly traded.

      The Board of Directors has appointed Marshal E. Rosenberg, Ph.D., the sole director of the Company other than Messrs. Berg and Wemple, to head a Special Committee to review the proposed transaction. The Special Committee has retained an independent financial advisor and legal counsel for purposes of evaluating the proposal.

      The proposed transaction would result in the acquisition of all of the outstanding shares of common stock of the Company (other than the shares by Messrs. Berg and Wemple and their acquisition corporation). The final terms of any acquisition will be based on negotiations between the acquirers and the Special Committee which is currently ongoing. The proposed acquisition is subject to, among other things, (1) approval of the proposed transaction by the Special Committee of the Board of Directors and the Company's shareholders, (2) receipt of a fairness opinion by the Special Committee, (3) receipt of any applicable regulatory approvals and third-party consents and (4) the inapplicability (either by their terms or as a result of Company Board action) of certain business combination and control share provisions under Nevada law. There can be no assurance that a definitive merger agreement will be executed and delivered, that the proposed transaction will be consummated.

      The proposed acquisition may only be completed in accordance with applicable state and federal laws including the Securities Act of 1933, the Securities Act of 1934 and the Trust Indenture Act of 1939, as amended; however, it is anticipated that exemptions from the registration requirements of the Securities Act and the qualification requirements of the Trust Indenture Act will be available to this transaction.