Form 10-Q
period 2001-12-31
INTERFOODS OF AMERICA INC
filed 2002-02-13
CIK 1019159

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

     Or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from .............to..................

                        Commission file number: 000-21093

                          INTERFOODS OF AMERICA, INC.
                         -----------------------------
             (Exact name of registrant as specified in this charter)


               NEVADA                                 59-3356011
               -------------------------------------------------
          (State of other jurisdiction                   (IRS Employer
       of incorporation or organization)              Identification No.)


            9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL 33156
         ---------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

       (Registrant's telephone number, including area code) (305) 670-0746

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of February 4, 2002, there were 5,012,099 shares of the Issuer's Common Stock outstanding.

                           INTERFOODS OF AMERICA, INC.
                                    FORM 10-Q


                                      INDEX

Part I  Financial Information                                                                     PAGE(S)
                                                                                                  -------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at December 31, 2001
                         and September 30, 2001                                                      1

                   Consolidated Statements of Operations for the three months ended
                              December 31, 2001 and 2000                                             2

                   Consolidated Statement of Stockholders' Equity for the three months ended
                              December 31, 2001 and for the year ended September 30, 2001            3

                   Consolidated Statements of Cash Flows for the three months ended
                              December 31, 2001 and 2000                                             4-5


                   Notes to the Consolidated Financial Statements                                    6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               7-10

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        10



Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                  11-12

                                     PART I
                              FINANCIAL INFORMATION

  Item  1.    Financial Statements

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets

                                     ASSETS:
                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                        2001                2001
                                                                                (UNAUDITED)
                                                                                ------------         ------------
Current assets:
     Cash and cash equivalents                                                 $  2,486,183         $  2,370,032
     Certificates of deposit                                                      3,527,820            3,527,820
     Accounts receivable                                                            196,044              276,275
     Inventories                                                                    884,302              792,577
     Prepaid expenses                                                               335,660              411,269
                                                                               ------------         ------------
           Total current assets                                                   7,430,009            7,377,973
                                                                               ------------         ------------

Property and equipment, net                                                      80,003,742           79,926,823
                                                                               ------------         ------------

Other assets:
     Deposits                                                                       397,118              354,930
     Goodwill, net                                                               24,546,443           24,736,114
     Other intangible assets, net                                                 1,994,807            2,005,617
     Debt issuance costs, net                                                     2,413,965            2,448,405
     Other assets                                                                   204,099              178,362
                                                                               ------------         ------------
           Total other assets                                                    29,556,432           29,723,428
                                                                               ------------         ------------

           Total assets                                                        $116,990,183         $117,028,224
                                                                               ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable and accrued expenses                                     $ 11,251,921         $ 10,428,488
     Current portion of advanced vendor rebates                                     631,239              720,044
     Current portion of long-term debt                                            5,597,555            6,080,505
     Current portion of capital lease obligations                                    72,690              168,714
     Current portion of deferred income on sale-leaseback transactions               45,248               45,248
                                                                               ------------         ------------

           Total current liabilities                                             17,598,653           17,442,999

Long-term debt, net of current portion                                           91,136,187           91,724,266
Advanced vendor rebates, net of current portion                                   2,209,794            2,256,230
Deferred taxes                                                                    1,286,892            1,103,703
Deferred income on sale-leaseback transactions, net of current portion              652,718              663,161
                                                                               ------------         ------------

           Total liabilities                                                    112,884,244          113,190,359
                                                                               ------------         ------------

Stockholders' equity:
     Common stock, 25,000,000 shares authorized
     at $.001 par value; 5,012,099 shares issued
     and outstanding                                                                  5,012                5,012
     Additional paid -in capital                                                  2,843,214            2,843,214
     Retained earnings                                                            1,257,713              989,639
                                                                               ------------         ------------

           Total stockholders' equity                                             4,105,939            3,837,865
                                                                               ------------         ------------

           Total liabilities and stockholders' equity                          $116,990,183         $117,028,224
                                                                               ============         ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements:

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statement of Operations
              For the three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                           2001            2000
                                                      ---------       ---------

Total Restaurant Sales                             $ 37,603,616    $ 36,842,626
                                                   ------------    ------------


Costs and expenses:
     Cost of restaurant operations
         Cost of sales                               11,802,843      11,531,112
         Restaurant wages and related benefits        9,564,650       9,362,580
         Occupancy and other operating expenses       8,838,597       8,801,882
                                                   ------------    ------------

              Total cost of restaurant operations    30,206,090      29,695,574
     General and administrative expenses              3,341,033       2,879,062
     Depreciation and amortization                    1,193,184       1,222,309
                                                   ------------    ------------

           Total costs and operating expenses        34,740,307      33,796,945
                                                   ------------    ------------

           Operating income                           2,863,309       3,045,681
                                                   ------------    ------------

Other income (expense):

     Interest expense                                (2,463,233)     (2,592,859)
     Other income                                        51,187         141,727
                                                   ------------    ------------

           Total other expense                       (2,412,046)     (2,451,132)
                                                   ------------    ------------

           Income before income tax provision           451,263         594,549

Income tax provision                                   (183,189)       (230,636)
                                                   ------------    ------------

           Net income                              $    268,074    $    363,913
                                                   ============    ============


Net income per share - basic and diluted           $      0 .05    $       0.07
                                                   ============    ============


Weighted average shares outstanding:

     Basic and diluted                                5,012,099       5,145,432
                                                   ============    ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements:

                           INTERFOODS OF AMERICA, INC.
                 Consolidated Statement of Stockholders' Equity
For the three months ended December 31, 2001 (unaudited) and for the year ended
                               September 30, 2001


                                                                                            Retained
                                                Common Stock                 Additional     Earnings      Common
                                                ------------
                                                                             Paid-in        (Accumulated Stock in
                                                Shares         Amount        Capital        Deficit)      Treasury        Total
                                                ------         ------        -------        --------      --------        -----
BALANCE, OCTOBER 1, 2000                       8,270,831    $     8,271    $ 4,349,093    $   (11,906)   $(1,409,138)    $ 2,936,320


   Net income                                          -              -              -      1,001,545              -      1,001,545

   Purchase of common stock in Treasury                -              -              -              -       (100,000)      (100,000)

   Retirement of common stock in
   Treasury                                   (3,258,732)        (3,259)    (1,505,879)             -      1,509,138              -
                                             -----------    -----------    -----------    -----------    -----------    -----------


BALANCE, SEPTEMBER 30, 2001                    5,012,099          5,012      2,843,214        989,639              -      3,837,865



     Net Income                                        -              -              -        268,074              -        268,074


                                             -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001                     5,012,099    $     5,012    $ 2,843,214    $ 1,257,713              -    $ 4,105,939
                                             ===========    ===========    ===========    ===========    ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of this consolidated statement:

                           INTERFOODS OF AMERICA, INC.
                     Consolidated Statements of Cash Flows,
              For the three months ended December 31, 2001 and 2000
                                   (unaudited)


                                                                                2001             2000
                                                                                -----            ----
Cash flows from operating activities:

      Net income                                                             $   268,074    $   363,913
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                      1,193,184      1,222,309
            Deferred income tax expense                                          183,189        226,425
            Amortization of deferred income on sale-leaseback transactions       (10,443)       (11,313)
            Amortization of debt issuance costs                                   34,440         37,065

            Changes in assets and liabilities:
                Accounts receivable                                               80,231        (59,757)
                Deposits                                                         (42,188)        40,703
                Inventories                                                      (91,725)        (8,103)
                Prepaid expenses                                                  75,609        (19,206)
                Advanced vendor rebates                                         (135,241)      (263,820)
                Accounts payable and accrued expenses                            823,433        960,566
                Other                                                            (32,848)             -
                                                                             -----------    -----------
           Net cash provided by operating activities                           2,345,715      2,488,782
                                                                             -----------    -----------

Cash flows from investing activities:

      Capital expenditures                                                      (554,018)      (372,646)
      Acquisition of land , buildings and restaurants                           (508,493)             -
      Certificates of deposits                                                         -        (50,000)
                                                                             -----------    -----------


           Net cash used in investing activities                              (1,062,511)      (422,646)
                                                                             -----------    -----------

Cash flows from financing activities:

       Proceeds from long-term debt                                              103,581              -
       Repayment of long-term debt, including capital leases .                (1,270,634)    (1,194,105)
       Redemption of Class B Preferred Stock                                           -       (225,000)
                                                                             -----------    -----------


           Net cash used in financing activities                              (1,167,053)    (1,419,105)
                                                                             -----------    -----------

            Net increase in cash and cash equivalents                            116,151        647,031

Cash and cash equivalents:
      Beginning of period                                                      2,370,032      2,371,365
                                                                             -----------    -----------

      End of period                                                          $ 2,486,183    $ 3,018,396
                                                                             -----------    -----------

                                   (continued)

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
              For the three months ended December 31, 2001 and 2000
                                   (unaudited)


Supplemental disclosures of cash flow information:       2001             2000
                                                         ----             ----

   Interest paid                                     $ 2,419,655      $2,234,383
                                                     ===========      ==========
   Income taxes paid                                           -      $    4,445
                                                     ===========      ==========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements:

                           INTERFOODS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Interfoods of America, Inc., a Nevada corporation (the "Company"), is through its wholly owned subsidiary, Sailormen Inc., a Florida corporation, a franchisee and operator of Popeye's/ registered trademark/Chicken and Biscuits ("Popeye's") restaurants. Pursuant to franchise agreements with AFC Enterprises, Inc., the Company currently operates 166 Popeye's restaurants located in Florida, Alabama, Illinois, Georgia, Mississippi, Louisiana and Missouri. 81 of the 166 restaurants are located in the state of Florida.

         These consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Interfoods of America, Inc, the disclosures contained in this Form 10-Q are adequate to make the information fairly presented. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended September 30, 2001. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. Certain reclassifications have been made to prior year period amounts to conform to the current fiscal year presentation.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001 and the results of operations for the three months ended December 31, 2001 and 2000 and cash flows for each of the three months ended December 31, 2001 and 2000.

         For quarterly reporting purposes, the Company amortizes its advanced vendor rebates based on the estimated beverages purchased. Rebates at year end will be adjusted based on actual purchases which may result in a fourth quarter adjustment.

    2.   RELATED PARTY TRANSACTIONS

         Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President , Chief Operating Officer, Treasurer, Secretary and Director of the Company, jointly own all of the outstanding stock of Elk River Aviation Inc.("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of December 31, 2001 and 2000, the Company had a receivable of $111,435 and $58,151 related to certain expenses paid by the Company on behalf of Elk River Aviation, which is included in Accounts Receivable on the Consolidated Balance Sheet.

    3.   ADDITIONAL DEBT

         During the three months ended December 31, 2001, the Company incurred $103,580 of additional debt related to the termination of two of its leases on non-operating property. The related expense is recorded in other income and expense for the three months ended December 31, 2001. Should the Company meet certain of its future obligations under the debt agreement with its landlord, the debt will be forgiven. However, if the Company fails to meet certain of the future obligations, the loan balance could increase by $40,161.

    4.   MERGER AGREEMENT

         See 8K filed on December 24, 2001, announcing that Interfoods of America, Inc. has entered into a definitive merger agreement with Interfoods Acquisition Corp., a corporation wholly-owned by Robert S. Berg and Steven M. Wemple, the chief executive officer and president, respectively, of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The continuation of the economic slowdown, which was further compounded by the events of September 11th, could continue to adversely effect consumer spending during the upcoming year, which could have a negative impact on the Company's operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and together with the Company's Form 10-K for the year ended September 30, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the months indicated, selected operating results as a percentage of total restaurant sales.

                                                       Three Months ended
                                                          December 31,
                                                        2001         2000
                                                       -----        -----

Total Restaurant Sales                                 100.0%       100.0%
Costs and expenses:
     Cost of restaurant operations
         Cost of sales                                  31.4         31.3
         Restaurant wages and related benefits          25.4         25.4
         Occupancy and other operating expenses         23.5         23.9
                                                       -----        -----
              Total cost of restaurant operations       80.3%        80.6%

     General and administrative expenses                 8.9          7.8
     Depreciation and amortization                       3.2          3.3
     Interest expense                                    6.6          7.0
     Other income                                       (0.2)        (0.3)
                                                       -----        -----
Total costs and operating expenses                      98.8%        98.4%
                                                       -----        -----
Income before income tax provision                       1.2          1.6

Income tax provision                                    (0.5)        (0.6)
                                                       -----        -----
           Net income                                    0.7%         1.0%
                                                       =====        =====

COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 2001 TO THREE MONTHS ENDED DECEMBER 31, 2000


For the three months ended December 31, 2001, the Company had total restaurant sales of $37,603,616 compared to total restaurant sales of $ 36,842,626 for the three months ended December 31, 2000. The increase in revenues was attributable to the net addition of one restaurant and the increase of same store restaurant revenues for the three months ended December 31, 2001 of 1.9% as compared to the three months ended December 31, 2000.

Cost of restaurant operations for the three months ended December 31, 2001 were $30,206,090, or 80.3% of sales, as compared to $29,695,574, or 80.6% of sales, for the three months ended December 31, 2000. Cost of sales increased from 31.3% of sales in the three months ended December 31, 2000 to 31.4% of sales in the three months ended December 31, 2001. In the first quarter of Fiscal 2002, lower vendor rebates for beverage usage were estimated as earned due to the terms of the contract as compared to the first quarter of Fiscal 2001. Occupancy and other operating expenses decreased to 23.5% of sales in the three months ended December 31, 2001 from 23.9 % for the three months ended December 31, 2000. The decrease in the first quarter of Fiscal 2002 is primarily due to lower workmen compensation insurance rates charges.

General and administrative expenses for the three months ended December 31, 2001 were $3,341,033, or 8.9% of sales, as compared to $2,879,062, or 7.8% of sales, for the three months ended December 31, 2000. The increase is the result of higher administrative cost due to additional salaries and bonuses in the first quarter of Fiscal 2002 and the cost of funding the executive retirement plan for key employees, which started in February of 2001.

Depreciation and amortization expense for the three months ended December 31, 2001 were $1,193,184 as compared to $1,222,309 for the three months ended December 31, 2000.

Operating income of the Company was $2,863,309 for the three months ended December 31, 2001 as compared to $3,045,081 for the three months ended December 31, 2000. The decrease in operating income is attributable to the items described above.

Interest expense decreased to $2,463,233 for the three months ended December 31, 2001 as compared to $2,592,859 for the three months ended December 31, 2000. The decrease was due to lower average debt outstanding in the first quarter of Fiscal 2002 as compared to Fiscal 2001.

Other income decreased to $51,187 for the three months ended December 31, 2001 as compared to $141,727, for the three months ended December 31, 2000. The Company incurred $103,580 of additional debt related to the termination of two of its leases. The related expense is recorded in other income and expense for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended December 31, 2001 was $2,345,715 compared to net cash provided by operations of 2,488,782 for the three months ended December 31, 2000. The decrease in operating cash flow for the period was primarily attributable to the increases of inventories and deposits of $ 133,913.

Net cash used in investing activities was $1,062,511 for the three months ended December 31, 2001 as compared to $422,646 for the three months ended December 31, 2000. The increase in net cash used in investing is primarily due to the Fiscal 2002 period having an additional new restaurant developed and opened during the period.

Net cash used in financing activities was $1,167,053 for the three months ended December 31, 2001 as compared to the $1,419,105 which was used in the three months ended December 31, 2000. The decrease resulted primarily from the Fiscal 2001 period having a redemption of preferred stock in October 2000 in the amount of $225,000.

As of December 31, 2001, the Company had total outstanding debt of approximately $ 96.7 million, of which approximately $5.6 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of December 31, 2001, the average interest rate on the debt was 10.1%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its future performance. Based upon the current level of operations and anticipated revenue growth and cost savings, management believes that cash flow from operations and available cash from its existing line of credit, and refinancing capabilities, will be adequate to meet the Company's future liquidity needs. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any needed refinancing on reasonable terms or at all. At the present time, there are no significant commitments for renovations during Fiscal 2002.

FUTURE GROWTH AND EXPANSION:

The Company intends to continue with its plan to acquire and build additional Popeye's Chicken and Biscuits restaurants as opportunities arise; however, there can be no assurance the Company will acquire or build any new stores under terms acceptable to the Company. See the September 30, 2001 Annual Report on Form 10-K for further discussion on the Company's future growth and plans of expansion.

INFLATION

The inflationary factors that have historically affected the Company's results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates, and accordingly, changes in those rates directly affect our cost of labor. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset inflationary cost increases in the future.

SEASONALITY

The Company's sales volumes fluctuate seasonally. During fiscal years 2001 and 2000, the Company's sales were highest in the spring and summer, comparable during winter, and lowest in the fall. The Company expects this trend to continue in fiscal year 2002. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

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

NEW ACCOUNTING PROUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, SFAS 142 requires all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early adoption permitted in certain circumstances. Due to the complexity of this new standard and its recent issuance, the Company will continue to evaluate it and will not adopt SFAS 142 until the start of its fiscal year beginning October 1, 2002. Thereafter, quarterly and annual goodwill amortization of approximately $206,000 and $822,000, respectively, will no longer be recognized.

In June 2001, the FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not believe that the adoption of SFAS 143 will have a material affect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements". SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 furthermore resolves significant implementation issues related to SFAS 121. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company does not believe that the adoption of SFAS 144 will have a material affect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Interest Rate Risk. The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Company maintains Certificates of deposits with original maturities of 12 months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's quarterly interest income by approximately $2,500. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $3,212,000 as of December 31, 2001. In the event that interest rates increased by 10%, the Company's interest obligations would increase by approximately $3,250.

Chicken Rate Risk. The Company's cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability. In order to insure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, the Franchisor set up a purchasing cooperative for the benefit of the franchisees, including the Company. The purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, the Company pays the market price plus a premium for the cut specifications for our restaurants. The market-priced contract has a maximum and minimum price that the Company will pay for chicken during the term of the contract. The contracts have terms ranging from two to three years with provisions for certain annual price adjustments. The Company utilizes both contracts to ensure favorable chicken prices. In the first quarter of Fiscal 2002, approximately 44% of the cost of sales for the Company was attributable to the purchase of fresh chicken.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits


Exhibit No          Description
----------          -----------

2.0           Agreement and Plan of Merger dated as of December
              21,2001 between Interfoods Acquisition Corp and
              Interfoods of America, Inc. (4)

3.1 Articles of Incorporation of Interfoods of America, Inc. formerly Sobik's Subs, Inc. as amended (1)

3.2 By-Laws of Interfoods of America, Inc. formerly Sobiik's Subs, Inc. as amended (1)

4.2           Secured Promissory Note dated September 14, 2000 by
              Interfoods of America, Inc. and Sailormen, Inc. in favor of American Commercial Capital LLC. (3)

4.3 Security Agreement dated September 14, 2000 by and among Interfoods of America, Inc., Sailormen, Inc. and American Commercial Capital LLC. (all schedules and exhibits have been omitted other than the schedule of defined terms; such omitted schedules and exhibits will be furnished upon request) (3)

9.1           Shareholders Voting Agreement dated April 17,1996 (1)

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

10.2          Trademark Licensing Agreement dated March 1, 1993 (1)

10.9 Asset Purchase Agreement between the Company and Ellis Enterprise dated January 11, 2000 (2)

10.10 Asset Purchase Agreement between the Company and RMS Family Restaurants dated September 14, 2000 (2)

10.11         Executive Retention - Salary Continuation Plan dated
              January 15, 2001 (2)


              (1) Incorporated herein by reference to Form 10-KBS under the Securities Exchange Act of 1934 filed with the Commission in July 1996, file number 000-21093

              (2) Incorporated herein by reference to Form 10-Q under the Securities Exchange Act of 1934 filed with the Commission in May 2001, file number 000-21093

              (3) Incorporated herein by reference to Form 10-K under the Securities Exchange Act of 1934 filed with the Commission in December 2001, file number 000-21093

              (4) Incorporated herein by reference to the Schedule 14A under the Securities Exchange Act of 1934 filed with the Commission on January 15, 2002.

(a) The following reports were filed on Form 8-K during the quarter for which this report is filed:

     On October 23, 2001, the Company filed a current report on Form 8-K to announce that it had received an proposal from Robert S. Berg and Steven M. Wemple for a going private transaction.

     On November 21, 2001, the Company filed a current report on Form 8-K to announce earnings for the Fiscal year ended September 30, 2001.

     On December 24, 2001, the Company filed a current report on Form 8-K to announce that it has entered into a definitive merger agreement with Interfoods Acquisition Corp, a corporation wholly-owned by Robert F. Berg and Steven M. Wemple.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERFOODS OF AMERICA, INC.

Date: February 4, 2002                  By: /s/ ROBERT S. BERG
                                        ----------------------

                                        Robert  S. Berg, Chairman of the Board
                                                   Chief Executive Officer

                                        By: /s/ STEVEN M. WEMPLE
                                        ------------------------

                                        Steven M. Wemple, President
                                            Chief Operating Officer,
                                            Secretary and Treasurer

                                        By: /s/ FRANCIS X. MALONEY
                                        ----------------------------

                                        Francis X. Maloney,
                                             Chief Financial Officer,
                                             Principal Accounting Officer