Form 10-K/A
period 2001-09-30
INTERFOODS OF AMERICA INC
filed 2002-03-13
CIK 1019159

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C. 20549

                                  __________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

                       Commission file number 000-21093

                          INTERFOODS OF AMERICA, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                59-3356-011
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        9400 South Dadeland Boulevard, Suite 720, Miami, Florida  33156
                (Address of Principal Executive Offices)   (Zip code)

      Registrant's telephone number, including area code: (305) 670-0746

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 20, 2001 was approximately $1,503,206. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

     There were 5,012,099 shares of the registrant's common stock outstanding as of November 20, 2001.

                               EXPLANATORY NOTE

     Part I, Item 1; Part II, Item 6, Item 7 and Item 8; Part III, Item 11, Item 12 and Item 13; and Part IV, Item 14 of Interfoods of America, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 18, 2001 for the fiscal year ended September 31, 2001 are hereby amended in their entirety as follows:

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

     In December, 1997, the Company sold Sobik's Restaurant Corp and SBK Franchise Systems, Inc. for total consideration valued at $1,100,000. Such consideration consisted of cash, a note and stock of the purchaser, JRECK Subs Group, Inc ("JRECK"). These divestitures were made by the Company to streamline its business operations and to focus its efforts on the expansion and development of its Popeye's franchises.

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

OPERATIONS

     The Popeye's menu features unique spicy fried chicken, which each restaurant prepares daily on premises along with biscuits, which are served with the chicken entrees. In addition to its spicy fried chicken, the Popeye's menu contains up to 20-25 other items, including seasonal entrees, such as seafood dishes, and side items, such as red beans and rice, french fries, mashed potatoes with gravy, coleslaw, and Cajun rice. Similar to the chicken entrees, virtually all of these items are prepared fresh daily on the premises of each restaurant. The Popeye's menu is designed to appeal to a large cross-section of the population with particular concentration on the 18-49 age group. The Company's restaurants are generally open seven days a week, from 10:00 am to midnight, and serve lunch and dinner.

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

     The principal raw material for our restaurants is fresh chicken. Our restaurants purchase fresh chicken from approximately 5 suppliers. In Fiscal 2001, one vendor, Bud's Poultry of Plant City, Florida, represented approximately 55% of the chicken purchases.

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

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following table should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                    Year Ended September 30,
                                   ------------------------------------------------------------------------
                                            (Amounts in thousands, except share data)
                                                  2001         2000         1999         1998         1997
                                            ----------   ----------   ----------   ----------   ----------
Income Statement Data:
----------------------

Revenues                                    $  152,088   $   77,589   $   37,796   $   18,345   $   14,092
Costs and operating expenses:
 Cost of restaurant operations:
  Cost of sales                                 48,521       24,781       12,131        5,741        4,624
  Restaurant wages and related benefits         40,263       20,545        9,834        4,820        3,735
  Occupancy and other operating expenses        34,520       17,186        9,774        4,881        3,825
                                            ----------   ----------   ----------   ----------   ----------
Total cost of restaurant operations            123,304       62,512       31,739       15,442       12,184

 General and administrative expenses            12,420        7,193        3,992        2,647        1,575
 Depreciation and amortization                   4,878        2,188          778          278          188
                                            ----------   ----------   ----------   ----------   ----------

 Total operating costs and expenses            140,602       71,893       36,509       18,367       13,947
                                            ----------   ----------   ----------   ----------   ----------

  Income (loss) from operations                 11,486        5,696        1,287          (22)         145
                                            ----------   ----------   ----------   ----------   ----------

Other income (expense)
 Interest expense                              (10,136)      (4,440)        (893)        (199)         (54)
 (Loss) gain on investment in JRECK                 --          (94)        (183)         536           --
 Interest and other income (expense)               459         (565)        (227)        (357)          63
                                            ----------   ----------   ----------   ----------   ----------
Income (loss) before income tax                  1,809          597          (16)         (42)         154
Income tax (provision) benefit                    (808)        (216)        (130)        (114)         165
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss) before preferred
stock dividend                                   1,001          381         (146)        (156)         319
Preferred stock dividend                            --           --           (1)         (10)         (21)
                                            ----------   ----------   ----------   ----------   ----------

Net income (loss)                                1,001          381         (147)        (166)         298
                                            ----------   ----------                ----------   ----------
Basic and Diluted earnings
(loss) per share                            $     0.20   $     0.07   $    (0.03)  $    (0.03)  $     0.05
                                            ----------   ----------   ----------   ----------   ----------

Weighted average shares outstanding          5,133,377    5,468,503    5,713,658    5,597,366    6,585,953
                                            ----------   ----------   ----------   ----------   ----------

Ratio of earnings to Fixed Charges (1)            1.15         1.11          .99          .93         1.39

                                  (Continued)

                                  (Continued)

                                          2001        2000       1999       1998     1997
                                          ----        ----       ----       ----     ----
Balance Sheet Data
------------------

Working capital deficiency            $(10,065)   $(12,175)   $(3,256)   $(1,312)  $ (947)

Total Assets                           117,028     115,653     20,388     11,358    7,139
Long-term debt, redeemable
Preferred stock and capital lease
obligations.                            91,724      90,680     12,329      4,108    1,958

Stockholders' equity                     3,838       2,936      3,236      3,356    3,398

----------
     (1) For purposes of these computations, earnings consist of pre-tax income plus fixed charges and preferred dividends. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing cost, and preferred dividends paid to preferred shareholders during the year. The deficit of earnings to fixed charges and preferred dividends were $17 and $52 for 1999 and 1998 respectively.

     See Item 1 "History" for information regarding Company acquisitions, which has contributed to the increased business commencing primarily in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The continuation of the economic slowdown, which was further compounded by the events of September 11, could continue to adversely effect consumer spending during the upcoming year, which could have a negative impact on the Company's operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, appearing elsewhere in this report.

FOR THE YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     For the year ended September 30, 2001 ("Fiscal 2001"), the Company had total revenues of $152,088,594 compared to total revenues of $77,589,129 for the year ended September 30, 2000 ("Fiscal 2000"). The increase in revenues was primarily attributable to the full year sales generated from the Company's acquisition of 73 restaurants in Central and Northern Florida on September 14, 2000 and 37 restaurants in Mississippi and Louisiana on January 11, 2000. Same store restaurant revenues reflect an increase in comparable sales of 3.9% for the year.

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

     The loss on investment in JRECK stock was $93,691 for Fiscal 2000 as compared to a loss of $182,809 in Fiscal 1999. The loss was a result of the Company selling all of its shares of stock in JRECK.

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

LIQUIDITY AND CAPITAL RESOURCES

     See Item 12 for information regarding a proposal made to the Company by Robert S. Berg and Steven M. Wemple for a going private transaction.

     Net cash provided by operations for Fiscal 2001 was $ 7,317,871 as compared to $ 10,802,056 for Fiscal 2000. The decrease in operating cash flow for Fiscal 2001 was primarily attributable to the receipt of $3,710,264 of advanced vendor rebates during the Fiscal 2000.

     At September 30, 2001, the Company had current assets of $ 7,377,973 and total assets of $117,028,224 compared to current assets of approximately $6,678,902 and total assets of approximately $115,652,962 at September 30, 2000. The increase in total assets was primarily attributable to an increase in net property and equipment of $1,848,746.

     Net cash used in investing activities was $5,777,454 for Fiscal 2001 as compared to $92,071,177 for Fiscal 2000. The substantial decrease in cash used is primarily due to the Fiscal 2000 period having the acquisition of 37 restaurants in January 2000 and 73 restaurants in September 2000.

     Net cash used in financing activities was $1,541,750 for Fiscal 2001 as compared to net cash provided by financing activities for Fiscal 2000 of $83,272,576. The decrease resulted primarily from the Fiscal 2000 period having additional proceeds for the financing of the acquisition of 37 restaurants in January 2000 and 73 restaurants in September 2000.

     As of September 30, 2001, the Company had total outstanding debt of approximately $ 97.8 million, of which approximately $ 6.1 million represents the current portion. The Company expects to pay its current portion of debt with cash flow generated from operations. As of September 30, 2001, the average interest rate on the debt was 10.1%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. In Fiscal 2001, the Company had cash provided by operating activities of $7,317,871 as compared to $10,802,056 in Fiscal 2000.

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

     Several of the Company's notes payable and leases include certain restrictive covenants, including maintenance of certain prescribed debt and fixed charge coverage ratios and a limitation on the incurrence of additional indebtedness without prior written consent. As of September 30, 2001, management believes that the Company was in violation of its fixed charge coverage ratio for certain leases. Accordingly, the Company is in technical default on certain of its leases. To cure the default, the Company will be required to accelerate payment due under the agreements of approximately $1,000,000 of additional principal on the leases. In February 2002, the landlord on these leases agreed to forbear from exercising its remedies provided in the leases in return for the Company satisfying certain future obligations.

     In addition to the covenants noted above, the Company's debentures to be issued as part of the merger with Interfoods Acquisition Corp. also contain covenants including, among other things, the maintenance of a fixed charge coverage ratio, as defined in the indenture agreement, of not less than 1.10 to
1.00 for the life of the debentures. The Company's fixed charge coverage ratio for the twelve months ended September 30, 2001 and the three months ended December 31, 2001 was 1.36 to 1.00.

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

                          SUMMARY COMPENSATION TABLE


                                                                               LONG-TERM COMPENSATION
                                                                               ----------------------
                                                       ANNUAL COMPENSATION     AWARDS                       PAYOUTS
                                                       -------------------     ------------------------------------
                                                                   OTHER                       SECURITIES               ALL
                                                                   ANNUAL       RESTRICTED     UNDERLY-     OTHER       OTHER
                                                                   COMPEN-      STOCK          ING          LTIP        COMPEN-
NAME AND                             FISCAL    SALARY   BONUS      SATION       AWARD(S)       OPTIONS/     PAYOUTS     SATION
PRINCIPAL POSITION                   YEAR       ($)      ($)        ($)           ($)          SARS (#)       ($)       ($)
------------------                   ------    ------   -----      -------      ----------     ----------   -------     -------
Robert S. Berg                       2001     768,043   10,000      5,212 (1)       0              0            0        46,519 (2)
  Chairman of the Board              2000     452,043  300,000      4,322 (1)       0              0            0             0
  Chief Executive Officer            1999     328,580        0      4,165 (1)       0              0            0             0

Steve M. Wemple                      2001     718,326   10,000      5,212 (1)       0              0            0        46,663 (3)
  President, Chief Operating         2000     422,326  300,000      4,322 (1)       0              0            0
  Officer, Treasurer,                1999     298,863        0      4,316 (1)       0              0            0             0
  Secretary and Director

Francis X. Maloney                   2001     132,980    5,000      5,212 (1)       0              0            0        22,656 (4)
  Chief Financial Officer            2000     100,000    1,200      4,322 (1)       0              0            0             0
                                     1999      71,587        0      3,601 (1)       0              0            0             0

     __________________________

      (1) Represents premiums for health insurance paid by the Company.
      (2) Represents $30,167 in premiums for life insurance on the named executive officers purchased by the Company under the Executive Retention Plan and $16,352 in premiums for life insurance on the named executive officers purchased by the Company under the Stock Redemption Agreement.
      (3) Represents $30,167 in premiums for life insurance on the named executive officers purchased by the Company under the Executive Retention Plan and $16,496 in premiums for life insurance on the named executive officers purchased by the Company under Stock Redemption Agreement.
      (4) Represents $22,656 in premiums for life insurance on the named executive officers purchased by the Company under Executive Retention Plan.

SALARY CONTINUATION-EXECUTIVE RETENTION PLAN

     On January 15, 2001, Sailormen adopted a Salary Continuation-Executive Retention Plan for certain of its key employees. Under the terms of the Plan, each participant who has participated in the Plan for at least 10 years (unless waived by Sailormen) receives either a lump sum payment or equal monthly payments for a period of 10 years on the employee's normal retirement date which is at age 65. If a participant dies prior to his or her normal retirement date, the beneficiary will receive the lump sum payment or equal monthly payments for 10 years. If a participant dies after his or her normal retirement date, the participant's beneficiary will receive the remainder of the equal monthly payments. Sailormen selects employees allowed to participate in the Plan and determines the total benefit to be received by each participant and whether the benefit is paid in a lump sum or equal monthly payments. If a participant voluntarily resigns his or her employment with Sailormen or is terminated by Sailormen for cause as determined by Sailormen, the participant forfeits all benefits under the Plan. Thirteen employees of Sailormen participate in the Plan, including the three executive officers named in the compensation table. Sailormen has purchased life insurance policies on each participant to fund the payment of the benefits under the Plan.

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

            COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY
               NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

                                    [GRAPH]

                               1997   1998   1999   2000   2001
                              -----  -----  -----  -----  -----

Interfoods of America         100.0  102.0   55.0   94.1  124.2
Nasdaq Composite Index (a)    100.0  100.5  162.9  217.9   88.9
Russell 2000 Index (b)        100.0   80.1   94.2  114.9   89.2

_________________

     (a). The Nasdaq Composite Index comprises all Nasdaq domestic and international based company stocks listed on The Nasdaq Stock Market.

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

NAME OF BENEFICIAL                     AMOUNT AND NATURE OF          PERCENT
OWNER                                  BENEFICIAL OWNERSHIP (1)      OF CLASS
------------------                     ------------------------      --------
Robert S. Berg                               1,673,219 (2)            33.3% (2)
Chairman of the Board,
Chief Executive Officer

Steven M. Wemple                               882,352                17.6%
President, Chief Operating
Officer, Treasurer, Secretary,
and Director

Francis X. Maloney                                 256                   *
Chief Financial Officer

Andrew J. Nichols                              732,867                14.6% (3)

Kenneth Cramer                                 338,983                 6.8%

All Executive Officers and Directors
as a Group (3 persons)                       2,555,827                51.0% (2)
                                             =========                ====

* less than 1% of outstanding shares.

_________________

     (1) Except as provided in these footnotes, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The Company has no outstanding options, warrants or other rights to purchase its common stock.
     (2) The amount shown in the table includes 1,477,219 shares owned of record by Robert S. Berg over which he exercises sole voting and investment power. The amount shown in the table also includes 188,000 shares owned of record by Lourdes T. Berg, the former wife of Robert
          S. Berg, over which Robert S. Berg exercises sole voting power and Lourdes T. Berg exercises sole investment power and 8,000 shares owned of record by Robert J. Berg over which Robert S. Berg exercises shared voting and investment power. Pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended, Robert S. Berg disclaims beneficial ownership of the 188,000 shares owned of record by Lourdes T. Berg and the 8,000 shares owned by Robert J. Berg. The amount in the table also includes 100,000 shares that Robert S. Berg may acquire at any time from Lourdes T. Berg pursuant to an option granted by Lourdes T. Berg to Robert S. Berg.
     (3) The amount shown in the table includes 361,300 shares owned of record by the individual retirement account of Andrew J. Nichols and 44,200 shares owned of record by the individual retirement account of Shirley Nichols, the wife of Andrew J. Nichols. Mr. Nichols shares voting and investment power with Shirley Nichols as to the 732,867 shares of common stock. This information is based on the Schedule 13D dated February 26, 2002 of Andrew J. Nichols and Shirley Nichols.

     On October 23, 2001, the Company announced that it had received a proposal from Robert S. Berg and Steven M. Wemple for a going private transaction. The proposed transaction, which would effect a change in control of the Company, would be in the form of a merger with a corporation wholly-owned by Mr. Berg and Mr. Wemple. Pursuant to the terms of the proposal of October 23, 2001, the Company's shareholders (other than Mr. Berg and Mr. Wemple) would receive unsecured, subordinated notes of the Company, in exchange for the principal amount of $1.20 per share of the Company's Common Stock.

     The terms of the proposal of October 23rd provided that the notes to be issued by the Company in the transaction would bear interest at the rate of 5% per annum. Interest would be payable semi-annually, with principal becoming due and payable in a single payment at maturity, which would be the third anniversary of the date of issuance. The notes would be subordinated to all senior debt of the Company and would be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders would receive the cash equivalent in lieu of any fractional notes.

     On October 23, 2001, the Board of Directors appointed Marshal E. Rosenberg, Ph.D., the sole director of the Company other than Messrs. Berg and Wemple, to head an Independent Committee to review the proposed transaction. The Independent Committee retained an independent financial advisor and legal counsel for purposes of evaluating the proposal.

     From November 5, 2001 to December 14, 2001, the Independent Committee's financial adviser conducted a due diligence investigation of the Company, which included discussions with the Company's management and analysis of the Company's financial situation and projections. From late November until December 19, 2001, the Independent Committee negotiated with Messrs. Berg and Wemple the terms of the proposed transaction.

     As a result of the negotiations between Messrs. Berg and Wemple, on the one hand, and the Independent Committee, on the other hand, the Company entered into an Agreement and Plan of Merger on December 21, 2001 with Interfoods Acquisition Corp., a corporation wholly-owned by Mr. Berg and Mr. Wemple. Under the terms of the Agreement and Plan of Merger, Interfoods Acquisition Corp. will merge with the Company which will be the entity surviving the merger. The stockholders of the Company (other than Messrs. Berg and Wemple, Interfoods Acquisition Corp. and stockholders of the Company who exercise their dissenters' rights under Nevada law) will receive unsecured, subordinated notes of the Company in the principal amount of $1.45 per share of Company common stock.

     The debentures to be issued by the Company in the transaction will bear interest at the rate of 10% per annum. Interest will be payable semi-annually on each June 30 and December 31. The principal of the debentures will be payable as follows: 20% on the second anniversary of the date of issuance of the debentures and the remainder on the third anniversary of the date of issuance of the debentures. The notes will be subordinated to all senior debt of the Company and will be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders will receive a cash payment in lieu of any fractional notes.

     The changes in the terms of the proposed transaction from those previously proposed by Mr. Berg and Mr. Wemple on October 23, 2001 result from negotiations among Messrs. Berg and Wemple; the Independent Committee; and the Independent Committee's legal counsel and financial advisor.

     The proposed transaction would result in the acquisition of all of the outstanding shares of common stock of the Company (other than the shares by Messrs. Berg and Wemple and Interfoods Acquisition Corp.). If the proposed transaction is completed, the Company will no longer be a public reporting entity and its stock will not be publicly traded. The proposed acquisition is subject to, among other things, (1) approval of the proposed transaction by the Company 's shareholders, (2) the financial advisor to the Independent Committee not revoking, modifying or changing the fairness opinion delivered to the Independent Committee, (3) receipt of any applicable regulatory approvals and third-party consents and (4) the inapplicability (either by their terms or as a result of Company Board action) of certain business combination and control share provisions under Nevada law. There can be no assurance that the proposed transaction will be consummated.

     The proposed transaction may only be completed in accordance with applicable state and federal laws including the Securities Act of 1933, the Securities Act of 1934 and the Trust Indenture Act of 1939, as amended; however, it is anticipated that exemptions from the registration requirements of the Securities Act and the qualification requirements of the Trust Indenture Act will be available to this transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996, James S. Byrd, George Carter, Norman Kaufman, Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, Secretary and Director of the Company, entered into a Shareholders Voting Agreement which set the manner in which the Company's directors were to be elected and in which the Company's officers were to be appointed and placed restrictions on the transfer of stock by the parties to the agreement. Messrs. Byrd, Carter and Kaufman sold all shares of the Company's common stock held by them after the date of the execution of the Shareholders' Voting Agreement and therefore are no longer parties to the agreement. On March 6, 2002, Mr. Berg and Mr. Wemple, the only remaining parties to the Shareholders' Voting Agreement, terminated the agreement as of that date because the agreement was no longer relevant to the Company's governance or the transfer by Mr. Berg or Mr. Wemple of the Company's common stock.

     Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President, Chief Operating Officer, Treasurer, Secretary and Director of the Company, jointly own all of the outstanding stock of Elk River Aviation Inc. ("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane described in this paragraph. On October 1,1998, the Company entered into an agreement whereby the Company was charged the flat rate of $1,100 per hour of usage, on an as needed basis. Elk River was responsible for all operating expenses of the airplane, such as pilot salary, insurance, fuel, and maintenance. Subsequently, the lease rate was amended to $1,500 per hour in June 1999, and to $3,500 per hour in October 2000. In Fiscal Years 2001, 2000, and 1999, the

Company paid approximately $922,000, $724,000 and $440,000, respectively, to Elk River for its use of the airplane. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of September 30, 2001 and 2000, the Company had a receivable of $221,304 and $0, related to certain expenses paid by the Company on behalf of Elk River Aviation, which is included in Accounts Receivable on the Consolidated Balance Sheet. In Fiscal 2000, the Company fully reserved for a deposit of $160,439 with Elk River Aviation as its collectibility was deemed to be uncertain.

     On July 21, 2000, the Company invested $2,200,000 in land and building for two Popeye's Chicken and Biscuit restaurants on the West Coast of Florida. The Company obtained financing of $1,632,000 from an unrelated party in connection with this transaction. The Company leased the two restaurants to T.T. & D. Foods Inc., a Florida Corporation controlled by Tim Berg, the brother of Robert
S. Berg, the Chairman of the Board of Directors and Chief Executive Officer of the Company. Under the terms of the triple net lease, T. T. & D Foods Inc., pays annual rent to the Company in the amount of $282,568 and pays insurance, taxes and other expenses associated with the leased property. The Company's annual payments on the debt incurred to finance the two restaurants is $222,662. During Fiscal years 2001 and 2000, the Company netted income of $59,906 and $36,135 from this transaction.

     The Company believes that the transactions described above are on the same terms and conditions as similar transactions with unaffiliated parties.

     Marshal E. Rosenberg, Ph.D., a director of the Company, acted as agent for the National Life Insurance Company that provided to Sailormen its Salary Continuation Executive Retention Plan and the life insurance policies on the 13 participants in that Plan, including the executive officers named in the compensation table in Item 11. During fiscal 2001, the Company paid to National Life Insurance Company premiums aggregating $178,000 in connection with such insurance policies and Dr. Rosenberg received approximately $105,500 in commissions from the insurance company. In fiscal 2002, the Company intends to pay premiums of approximately $250,000 on those insurance policies, and Dr. Rosenberg will receive approximately $31,250 in commissions from the insurance company. All commissions paid to Dr. Rosenberg are calculated at rates established by state regulatory guidelines. The Company intends to continue to pay the premiums for the insurance policies in future fiscal years. Dr. Rosenberg will continue to receive commissions from the insurance company calculated at rates established by state regulatory guidelines.

     On June 30, 2001, the Company entered into a Stock Redemption Agreement with Mr. Berg and Mr. Wemple providing for, among other things, restrictions on the sale or transfer of the Company's common stock without the consent of the other parties to the agreement. The agreement provides that if either Mr. Berg or Mr. Wemple intends to dispose of the Company's common stock he must first offer to sell the common stock to the Company and the other party to the agreement at the price specified in the agreement, which is $6.09 if Mr. Berg desires to sell his shares of the Company's common stock and $6.43 if Mr. Wemple decides to sell his shares of the Company's common stock. Additionally, upon the death of either Mr. Berg or Mr. Wemple, the agreement requires that we purchase the stock owned by Mr. Berg or Mr. Wemple, as applicable, at the prices per share set forth in the preceding sentence. Those prices were intended to reflect the fair market value of our stock owned by Mr. Berg and Mr. Wemple and their significant contributions to the Company's successful operations.

     Under the agreement, the Company purchased a $6,000,000 life insurance policy on Mr. Berg and a $4,000,000 life insurance policy on Mr. Wemple to be used by the Company to pay a portion of the purchase price of the Company's shares owned by them upon their death. The Company is the owner and beneficiary of each life insurance policy. During fiscal 2001, the Company paid premiums aggregating $33,000 in connection with such policies and Dr. Rosenberg received approximately $16,500 in commissions from the insurance company. In fiscal 2002, the Company intends to pay premiums of approximately $132,000 on those insurance policies, and Dr. Rosenberg will receive approximately $16,500 in commissions from the insurance company. All commissions paid to Dr. Rosenberg are calculated at rates established by state regulatory guidelines. The Company intends to continue to pay premiums for the insurance policies in future fiscal years. Dr. Rosenberg will continue to receive commissions from the insurance company calculated at rates established by state regulatory guidelines.

     On February 6, 2002, Mr. Berg contributed to Interfoods Acquisition Corp. ("Interfoods Acquisition") 1,476,719 shares of the Company's common stock for an equivalent number of shares of common stock of Interfoods Acquisition. On February 6, 2002, Mr. Wemple contributed to Interfoods Acquisition 932,352 shares of the Company's common stock for an equivalent number of shares of common stock of Interfoods Acquisition.

     On February 27, 2002, the Company entered into an Amended and Restated Stock Redemption Agreement (the "Amended and Restated Agreement") with Interfoods Acquisition and Messrs. Berg and Wemple. The Amended and Restated Agreement revised the Stock Redemption Agreement as follows:

     - The Company agreed that if either Mr. Berg or Mr. Wemple dies prior to the completion of the merger of Interfoods Acquisition with and into the Company in connection with the going private transaction described in Item 12, the Company shall purchase, and Interfoods Acquisition shall sell, such number of shares of the Company's common stock owned by Interfoods Acquisition that is equivalent to the number of shares of common stock of Interfoods Acquisition owned by the decedent.

     - The purchase price for the Company's shares to be redeemed by the Company upon the death of Mr. Berg or Mr. Wemple was revised so that it is now based on only the fair market value of the shares rather than the price set forth in the Stock Redemption Agreement. Fair market value of the shares to be redeemed by the Company shall be determined by the Company and the estate of Mr. Berg or Mr. Wemple, as applicable, or by arbitration if the Company is unable to agree upon the fair market value of the shares.

     The Company's board decided to change the redemption price payable upon death of Mr. Berg or Mr. Wemple in view of the analysis of Capitalink, L.C. provided in connection with the proposed going private transaction described in
Item 12 and the prospect of our becoming a privately held company. The Company will use the proceeds from the insurance policies on the lives of Mr. Berg and Mr. Wemple to pay the redemption price of the shares of common stock owned by Mr. Berg and Mr. Wemple on the date of their respective deaths. If the insurance proceeds exceed the redemption price, the Company will retain the excess as general working capital.

     There is no present intention by Interfoods Acquisition, Mr. Berg, Mr. Wemple or the Company to change the provisions of the Amended and Restated Stock Redemption Agreement with respect to the redemption price to be paid by the Company for shares of its common stock in the event of the death of Mr. Berg or Mr. Wemple.

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

     (a) 1.  Financial Statements.
             See Index to Financial Statements which appears on page F-1 herein.

         2.  Financial Statement Schedules:
             None

         3.  Exhibits:

     Exhibit No  Description
     ----------  -----------

        3.1 Articles of Incorporation of Interfoods of America, Inc. formerly Sobik's Subs, Inc. as amended (1)

        3.2 By-Laws of Interfoods of America, Inc. formerly Sobik's Subs, Inc. as amended (1)

        4.2 Secured Promissory Note dated September 14, 2000 by Interfoods of America, Inc. and Sailormen, Inc. in favor of American Commercial Capital LLC. (2)

        4.3 Security Agreement dated September 14, 2000 by and among Interfoods of America, Inc., Sailormen, Inc. and American Commercial Capital LLC. (all schedules and exhibits have been omitted other than the schedule of defined terms; such omitted schedules and exhibits will be furnished upon request) (2)

        9.1      Shareholders' Voting Agreement dated April 17, 1996 (1)

        9.2      Termination Agreement dated March 6, 2002

       10.1 Form of Franchise Agreement, entered into by the Company as Franchisee, including the Addendum to Franchise Agreement. (1)

       10.2  Trademark Licensing Agreement dated March 1, 1993 (1)

       10.9 Asset Purchase Agreement by and between the Company and Ellis Enterprise dated January 11, 2000 (3)

       10.10 Asset Purchase Agreement between the Company and RMS Family Restaurants dated September 14, 2000 (3)

       10.11 Executive Retention - Salary Continuation Plan dated January 15, 2001 (3)

       10.12 Stock Redemption Agreement dated June 30, 2001 by and among the Company, Mr. Berg and Mr. Wemple

       10.13 Amended and Restated Stock Redemption Agreement dated February 27, 2002 by and among the Company, Interfoods Acquisition Corp., Mr. Berg and Mr. Wemple

       12.1  Ratio of Earnings to Fixed Charges

       21.1  List of Subsidiaries

               (1) Incorporated herein by reference to Form 10-SB under the Securities Exchange Act of 1934 filed with the Commission on July 29, 1996, file number 000-21093.

               (2) Incorporated herein by reference to Form 10-K under the Securities and Exchange Act of 1934 filed with the Commission on December 18, 2001, file number 000-21093.

               (3) Incorporated herein by reference to Form 10-Q under the Securities Exchange Act of 1934 filed with the Commission on May 14, 2001, file number 000-21093.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERFOODS OF AMERICA, INC.


                                        /s/ Robert S. Berg
                                        -------------------------------
                                        Robert S. Berg, Chief Executive Officer

                                        March 12, 2002

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

    Consolidated Statements of Cash Flows                     F-8 - F-9

Notes to Consolidated Financial Statements                    F-10 - F-22

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


Board of Directors of
Interfoods of America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Interfoods of America, Inc. and Subsidiaries as of September 30, 2001and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2001 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

GRANT THORNTON LLP

Miami, Florida,
November 6, 2001 (Except for Note 14, as to which the date is December 24, 2001)

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

ARTHUR ANDERSEN LLP

Miami, Florida,
November 9, 1999.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                     ASSETS                                          2001          2000
                     ------                                          ----          ----
Current assets:
  Cash and cash equivalents                                  $  2,370,032  $  2,371,365
  Certificates of deposit                                       3,527,820     3,527,820
  Accounts receivable                                             276,275        29,378
  Inventories                                                     792,577       746,524
  Prepaid expenses                                                411,269         3,815
                                                             ------------  ------------

      Total current assets                                      7,377,973     6,678,902
                                                             ------------  ------------

Property and equipment, net                                    79,926,823    78,078,077
                                                             ------------  ------------

Other assets:
  Deposits                                                        354,930       371,501
  Goodwill, less accumulated amortization of
   $1,564,541 and $739,763 in 2001 and 2000, respectively      24,736,114    25,668,497
  Other intangible assets, less accumulated
   amortization of $398,329 and $279,832 in
   2001 and 2000,respectively                                   2,005,617     2,102,034


  Debt issuance cost, less accumulated
   amortization of $ 233,997 and $85,163 in
   2001 and 2000, respectively                                  2,448,405     2,577,623
  Other assets                                                    178,362       176,328
                                                             ------------  ------------

      Total other assets                                       29,723,428    30,895,983
                                                             ------------  ------------

      Total assets                                           $117,028,224  $115,652,962
                                                             ============  ============

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

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                          2001           2000           1999
                                                                          ----           ----           ----
Total Restaurant sales                                            $152,088,594    $77,589,129    $37,796,392

Costs and expenses:
  Cost of restaurant operations:
   Cost of sales                                                    48,521,028     24,780,726     12,130,572
   Restaurant wages and related benefits                            40,262,997     20,545,181      9,834,523
   Occupancy and other operating expenses                           34,520,341     17.186,197      9,773,777
                                                                  ------------    -----------    -----------
     Total cost of restaurant operations                           123,304,366     62,512,104     31,738,872

  General and administrative expenses                               12,419,692      7,192,666      3,992,330
  Depreciation and amortization                                      4,878,386      2,188,118        778,051
                                                                  ------------    -----------    -----------

    Total operating expenses                                       140,602,444     71,892,888     36,509,253
                                                                  ------------    -----------    -----------

Operating income                                                    11,486,150      5,696,241      1,287,139
                                                                  ------------    -----------    -----------
Other income (expense):
 Loss on investment in JRECK                                                 -        (93,691)      (182,809)
 Interest expense                                                  (10,135,891)    (4,439,756)      (892,906)
 Interest and other income (expense)                                   459,395       (565,631)      (227,378)
                                                                  ------------    -----------    -----------

    Total other expense                                             (9,742,496)    (5,099,078)    (1,303,093)
                                                                  ------------    -----------    -----------

    Income (loss) before income tax provision                        1,809,654        597,163        (15,954)

Income tax provision                                                  (808,109)      (216,029)      (130,370)
                                                                  ------------    -----------    -----------

    Net income (loss)                                             $  1,001,545    $   381,134    $  (146,324)
                                                                  ============    ===========    ===========

Net earnings (loss) per share - basic and diluted, less
  preferred stock dividends of $0, $0 and
  $750 in 2001, 2000, and 1999 respectively                       $       0.20    $      0.07    $     (0.03)
                                                                  ============    ===========    ===========

Weighted average shares outstanding:

  Basic and diluted                                                  5,133,377      5,468,503      5,713,658
                                                                  ============    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                            Retained        Common
                                                         Common Stock        Additional     Earnings       Stock in
                                                       ---------------
                                                                              Paid-in     (Accumulated     Treasury
                                                       Shares      Amount     Capital       deficit)       at cost        Total
                                                       ------      ------     -------     ------------     --------       -----
BALANCE, OCTOBER 1, 1998                              8,262,405   $ 8,262   $ 4,321,727     $ (245,966)  $  (728,268)  $3,355,755

     Net loss                                                 -         -             -       (146,324)            -     (146,324)

     Preferred stock - Class A dividend                       -         -             -          ( 750)            -         (750)

     Common stock issued to employees                     8,426         9        27,366              -             -       27,375
                                                     ----------   -------   -----------   ------------   -----------   ----------

BALANCE, SEPTEMBER 30, 1999                           8,270,831     8,271     4,349,093       (393,040)     (728,268)   3,236,056


     Net income                                               -         -             -        381,134             -      381,134

      Purchase of common stock in treasury                    -         -             -              -      (680,870)    (680,870)
                                                     ----------   -------   -----------   ------------   -----------   ----------

BALANCE, SEPTEMBER 30, 2000                           8,270,831     8,271     4,349,093        (11,906)   (1,409,138)   2,936,320

        Net income                                            -         -             -      1,001,545             -    1,001,545

     Purchase of common stock in treasury                     -         -             -              -      (100,000)    (100,000)

     Retirement of common stock in
     treasury                                        (3,258,732)   (3,259)   (1,505,879)             -     1,509,138            -
                                                     ----------   -------   -----------   ------------   -----------   ----------

BALANCE, SEPTEMBER 30, 2001                          5, 012,099   $ 5,012   $ 2,843,214     $  989,639   $         -   $3,837,865
                                                     ==========   =======   ===========   ============   ===========   ==========

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                                      2001           2000           1999
                                                                               -----------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                            $ 1,001,545   $    381,134   $   (146,324)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
     Depreciation and amortization                                               4,878,386      2,188,118        778,051
     Deferred income tax expense                                                   808,109        216,029        130,370
     Amortization of deferred income on sale-leaseback transactions                (45,252)       (45,252)       (38,974)
     Amortization of debt issuance costs                                           148,834         70,966         14,197
     Amortization of advanced vendor rebates                                      (493,968)      (799,852)             -
     Write down of investment in JRECK                                                  --         93,691        182,809
     Loss on closed stores                                                          90,320         47,942             --
     Common stock issued to employees                                                   --             --         27,375
     Changes in assets and liabilities:
      Accounts receivable                                                         (246,897)      (262,180)        24,920
      Inventories                                                                  (46,053)      (468,355)      (157,773)
      Prepaid expenses                                                            (407,454)        66,378        (21,649)
      Deposits                                                                      16,571        221,331        (70,820)
      Other assets                                                                 (32,848)            --         52,500
      Accounts payable and accrued expenses                                      1,086,748      5,381,842         87,610
      Advanced vendor rebates                                                      559,830      3,710,264             --
                                                                               -----------   ------------   ------------
          Net cash provided by operating activities                              7,317,871     10,802,056        862,292
                                                                               -----------   ------------   ------------
Cash flows from investing activities:
  Acquisition of land, buildings and restaurants                                (4,145,189)   (85,184,792)   (19,718,278)
  Proceeds from sale of real estate                                                170,723        228,500     14,430,370
  Capital expenditures                                                          (1,802,988)    (3,547,065)    (5,022,163)
  Acquisition of other intangible assets                                                --        (40,000)      (109,500)
  Certificates of deposit investments                                                   --     (3,527,820)            --
                                                                               -----------   ------------   ------------

          Net cash used in investing activities                                 (5,777,454)   (92,071,177)   (10,419,571)
                                                                               -----------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                                   3,183,794     89,171,727      9,076,360
  Repayment of long-term debt                                                   (4,400,544)    (2,820,282)      (340,666)
  Redemption of Restricted Class A Preferred stock                                      --             --        (50,000)
  Redemption of Restricted Class B Preferred stock                                (225,000)       (60,000)       (60,000)
  Preferred stock - Class A dividend                                                    --             --           (750)
  Purchase of treasury stock                                                      (100,000)      (680,870)            --
  Debt issuance costs                                                                    -     (2,337,999)      (223,670)
                                                                               -----------   ------------   ------------

                 Net cash provided by (used in) financing activities            (1,541,750)    83,272,576      8,401,274
                                                                               -----------   ------------   ------------

                 Net increase (decrease) in cash and cash equivalents               (1,333)     2,003,455     (1,156,005)

Cash and cash equivalents:
  Beginning of period                                                            2,371,365        367,910      1,523,915
                                                                               -----------   ------------   ------------
  End of period                                                                $ 2,370,032   $  2,371,365   $    367,910
                                                                               ===========   ============   ============

                                  (Continued)

                 INTERFOODS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                  (Continued)

                                                             2001            2000            1999
                                                       ----------      ----------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Interest paid                                       $9,825,326      $ 4,030,756    $   778,710
                                                       ==========      ===========    ===========

   Income taxes paid                                   $        0      $     3,114   $     12,211
                                                       ==========      ===========   ============

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

SBK was engaged in franchise sales of a system of producing and merchandising distinctive specialty sandwiches, related food items and other products, under the name "Sobik's Subs." The Company sold SBK and Restaurant in December 1997 for consideration of $1.1 million, comprised of a $500,000 promissory note due December 4, 1998, $500,000 worth of acquirer's ("JRECK") common stock and $100,000 cash. The 1999 financial statements include expenses of $182,809 reflecting the adjustment for the impairment in the Company's investment in JRECK, as required by SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." In Fiscal 2000, the Company sold all the shares of JRECK stock for $123,500 and incurred a loss of investment of $93,691 which is reflected as an other expense.

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

The following table sets forth businesses acquired during 2000 and the consideration paid:


                                                  Date of            Total
                Acquisition                     Acquisition      Consideration
                -----------                     -----------      -------------
                                                                 (In Thousands)
    73 stores from RMS Family Restaurants    September 14, 2000        $46,178
    Store #9 - Real Estate                   August 9, 2000            $ 1,300
    One store from Jack Scoville             July 27, 2000             $   819
    Two stores from Melin Corporation        July 21, 2000             $ 2,203
    37 stores from Ellis Enterprises         January 11,2000           $34,685
                                                                       -------
                                                                       $85,185
                                                                       =======

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

       Assets, including cash                                           $64,988
       Goodwill                                                         $19,168
       Other intangibles                                                $ 1,839
       Liabilities assumed                                              $   810

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

The following table sets forth businesses acquired during 1999 and the consideration paid:


                                          Date of                           Total
         Name of Business               Acquisition                     Consideration
         ----------------               -----------                     --------------
                                                                       (In Thousands)
       TMC FOODS L.L.C.                 March 8,1999                         $ 9,250
       Tex Mo / San Nan Corporations    March 22,1999                         10,601
                                                                             -------
                                                                             $19,851
                                                                             =======

The following table sets forth the estimated fair value of the assets acquired for the above acquisitions (in thousands):

       Assets, including cash                                                                              $15,380
       Goodwill                                                                                              4,689
       Other intangibles                                                                                       178
       Liabilities assumed                                                                                     396


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30:

                                                                      2001                                    2000
                                                                      ----                                    ----
       Land                                                    $12,528,580                             $11,759,922
       Building                                                 35,939,948                              32,511,578
       Leasehold improvements                                   16,706,490                              15,463,287
       Furniture and equipment                                  21,232,212                              19,307,248
       Construction in progress                                    242,400                               1,851,553
                                                               -----------                             -----------

                                                                86,649,630                              80,893,588
       Less - accumulated depreciation
                    and amortization                            (6,722,807)                             (2,815,511)
                                                               -----------                             -----------

                                                               $79,926,823                             $78,078,077
                                                               ===========                             ===========

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30:

                                                                      2001                                    2000
                                                                      ----                                    ----
       Accounts payable                                        $ 4,713,704                              $4,471,779
       Accrued payroll                                           1,277,135                               1,130,109
       Accrued property taxes                                    1,014,057                                 953,690
       Accrued payroll and sales taxes                           1,254,475                               1,066,102
       Accrued interest                                            819,565                                 509,000
       Other                                                     1,349,552                               1,211,060
                                                               -----------                              ----------
              Total accounts payable and
                 accrued expenses                              $10,428,488                              $9,341,740
                                                               ===========                              ==========

5.        LONG-TERM DEBT

Long-term debt consists of the following at September 30:                  2001                          2000
                                                                           ----                          ----
   Note payable to a financial institution, due in
   monthly installments totaling $26,584 including
   interest at 8.68% through October 2013. Collateralized
   by certain of the Company's assets.                                2,382,830                     2,490,298

   Annual lines of credit with a financial institution for
   borrowings of $3,877,820. Interest is payable monthly at
   variable interest rates with the principal balances due
   October 28, 2001, and April 19, 2002 subject to annual
   renewal approval by the financial institution.
   Collateralized by certificates of deposit and some of
   the Company assets.                                                3,477,820                     3,500,000

   Notes payable to a financial institution, due in monthly
   installments totaling $36,659 including interest at 9.65%
   through April 2014. Collateralized by certain of the
   Company's assets.                                                  3,097,062                     3,230,998

   Notes payable to a financial institution, due in
   monthly installments totaling $46,990 including
   interest at 9.50% through April 2014. Collateralized
   by certain of the Company's assets.                                4,131,140                     4,294,059

   Notes payable to a financial institution, due in
   monthly installments totaling $368,797 including
   interest of 10.81% through November, 2019.
   Collateralized by certain of the Company assets.                  34,774,080                    35,403,124

   Notes payable to a financial institution, due in
   monthly installments totaling $398,587 including
   interest at 10.15% through April, 2019.
   Collateralized by certain of the Company's assets                 37,991,965                    38,800,000

   Notes payable to a financial institution, due in
   monthly installments totaling $51,762 including
   interest at 9.84% through October 2012. Collateralized
   by certain of the Company's assets.                                4,181,893                     4,380,777

   Mortgage notes payable to a financial institution, due in
   monthly installments totaling $11,222 including
   interest of 10.02% through September 2020.
   Collateralized by land and building                                1,131,355                     1,150,000

   Mortgage note payable to a financial institution, due in
   monthly installments totaling $13,371 including
   interest of 10.43% through August 2020.
   Collateralized by land and building                                1,309,706                     1,330,374

LONG-TERM DEBT (Continued)                                                                            2001       2000
                                                                                                      ----       ----
   Mortgage note payable to a financial institution, due in
   monthly installments totaling $6,960 including
   interest of 10.29% through August 2020.
   Collateralized by land and building.                                                            688,072    699,129

   Mortgage note payable to a financial institution, due in
   monthly  installments totaling $7,698 including interest
   at 8.96% through April  2021.
   Collateralized by land and building.                                                            843,614          0

   Mortgage note payable to a financial institution, due in
   monthly  installments totaling $6,152 including interest
   at 9.58% through August  2021.
   Collateralized by land and building.                                                            649,112    650,000

   Mortgage note payable to a financial institution, due in
   monthly  installments totaling $5,596 including interest
   at 8.96% through June  2021.
   Collateralized by land and building.                                                            597,454          0

   Mortgage note payable to a financial institution, due in
   monthly  installments totaling $5,774 including interest
   at 8.52% through January  2021
   Collateralized by land and building.                                                            650,000          0

   Mortgage note payable to a financial institution, due in
   monthly  installments totaling $5,783 including interest
   at 8.52% through December  2020.
   Collateralized by land and building.                                                            650,000          0

   Mortgage note payable to a financial institution,
   payable in interest only payments at 7.0%
   due September 13, 2001. Collateralized by land and building.                                          0  1,047,565

   Mortgage payable to a financial institution,
   payable in interest only payments at 11.623% due
   October 14, 2000. Collateralized by certain of the Company's assets.                                  0    600,000

   Mortgage note payable to a financial institution, due in
   monthly installments totaling $4,055 including
   interest at 8.00% through August 2005.                                                          163,164    197,278

   Various equipment notes payable to a financial institution, due in monthly installments totaling $16,011 including
   interest at various rates ranging from 9.4% to 11.14%
   Collateralized by certain of the Company's assets with
   maturities ranging from March 2005 through April 2008.                                          801,708    745,240

   LONG-TERM DEBT (Continued)                                                                          2001           2000
                                                                                                       ----           ----
   Construction advances to long term commitments
   Interest is payable monthly at libor plus 4.27% until construction is completed and then is converted to a permanent long term fixed rate.
   Collateralized by land and building                                                              283,796              -
                                                                                               ------------   ------------

                                                                                                 97,804,771     98,518,842

   Less - current portion                                                                        (6,080,505)    (8,007,819)
                                                                                               ------------   ------------

   Long-term debt                                                                              $ 91,724,266   $ 90,511,023
                                                                                               ============   ============

Annual maturities of long-term debt as of September 30, 2001 are as follows:

      2002                                                         6,080,505
      2003                                                         2,878,349
      2004                                                         3,184,255
      2005                                                         3,517,174
      2006                                                         3,830,189
      Thereafter                                                  78,314,299
                                                                ------------
                                                                $ 97,804,771
                                                                ============

     Several of the notes payable and leases include certain restrictive covenants, including maintenance of certain prescribed debt and fixed charge coverage ratios and limitation on the incurrence of additional indebtedness without prior written consent. As of September 30, 2001, management believes that the Company was in violation of its fixed charge coverage ratio for certain leases. Accordingly, the Company is in technical default on certain of its leases. To cure the default, the Company will be required to accelerate payment due under the agreements of approximately $1,000,000 of additional principal on the leases. In February 2002, the landlord on these leases agreed to forbear from exercising its remedies provided in the leases in return for the Company satisfying certain future obligations.

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

On July 21, 2000, the Company invested $2,200,000 in land and building for two Popeye's Chicken and Biscuit restaurants on the West Coast of Florida. The Company obtained financing of $1,632,000 from an unrelated party in connection with this transaction. The Company leased the two restaurants to T.T. & D. Foods Inc., a Florida Corporation controlled by Tim Berg, the brother of Mr. Berg. Under the terms of the triple net lease, T. T. & D Foods Inc., pays annual rent to the Company in the amount of $282,568 and pays insurance, taxes and other expenses associated with the leased property. The Company's annual payments on the debt incurred to finance the two restaurants is $222,662. During Fiscal years 2001, and 2000, the Company netted income of $59,906 and $36,135 from this transaction.

The Company believes that the transaction described above are the same terms and conditions as similar transactions with unaffiliated parties.

Marshal E. Rosenberg Ph.D., the outside director of the Company, acted as agent for the National Life Insurance Company that provided the Sailormen, Inc. Salary Continuation Executive Retention Plan and the life insurance policies on 13 participants in that plan including certain of the Company's executive officers. During Fiscal 2001, the Company paid to National Life Insurance Company premiums aggregating $178,000 in connection with such insurance policies. Mr. Rosenberg received approximately $105,500 in commissions from the insurance company in connection with such insurance policies. No such commissions were paid in Fiscal 2000 or Fiscal 1999.

9.  INCOME TAXES

The components of the income tax provision for federal income taxes for 2001, 2000 and 1999 are as follows:

                               2001               2000             1999
                               ----               ----             ----
      Current            $       --          $      --        $      --
      Deferred             (808,109)          (216,029)        (130,370)
                         ----------          ---------        ---------
                         $ (808,109)         $(216,029)       $(130,370)
                         ==========          =========        =========

The tax effects of temporary differences that give rise to the deferred tax liabilities at September 30, 2001 and 2000 are presented below:

                                                  2001          2000
                                           -----------   -----------
      Depreciation and amortization        $(2,146,181)  $(1,218,166)
      Gain deferred for book purposes          274,508       283,376
      Capital losses                           148,800       109,156
      Other                                     47,968       (38,670)
      Deferred compensation                     50,340            --
      Net operating loss carryforward          520,862       568,710
                                           -----------   -----------
      Net deferred income tax liability    $(1,103,703)  $  (295,594)
                                           -----------   -----------

At September 30, 2001, the Company had net operating loss carryforwards available to offset future taxable income and tax liabilities of approximately $1,344,000 that expire primarily in 2020 and 2021. The Company believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to their expiration, based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals. Accordingly, there's no valuation allowance recorded as of September 30, 2001 or 2000.

The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision computed at the U.S. Federal statutory rate for the following reasons:

                                                          2001         2000        1999
                                                     ---------    ---------   ---------
      (Provision) Benefit computed at Federal
         statutory rate of 34%                       $(615,282)   $(203,035)  $   5,302
      Non-deductible goodwill                          (55,150)     (55,150)    (37,824)
      State income taxes, net of federal benefit       (85,876)     (26,135)     (4,152)
      Life insurance premiums                          (53,101)           -           -
      Penalties                                         (2,177)      (4,762)    (31,063)
      Other                                              3,477       73,053     (62,633)
                                                     ---------    ---------   ---------
                                                     $(808,109)   $(216,029)  $(130,370)
                                                     ---------    ---------   ---------

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

The Company concluded that continued services of select key executives is essential for the future growth and operations of Company. Therefore, effective January 15, 2001, the Company started an Executive retirement plan for key employees. Participants approved by the Executive committee will be 20% invested after 10 years of service and 20% each year thereafter. Participants will be 100 % vested when they have been a participant in the Salary Continuation Executive Retention Plan for a period of 15 years or at retirement (65/th/ birthday), whichever is earliest. As of September 30, 2001 the Company has an accrued liability of $129,909 related to this plan.

12.  STOCK REDEMPTION AGREEMENT

     On June 30, 2001 the Company entered into a Stock Redemption Agreement with two of its executive officers providing for, among other things, restrictions on the sale or transfer of the Company's common stock without the consent of the other stockholders and the Company. The agreement provides that if either executive officer intends to dispose of an interest in the Company, they must first offer his stock to the Company at a price determined in accordance with the agreement. Upon the death of either of these executive officers, the agreement requires the Company to purchase their outstanding common shares for a price ranging from $6.09 through $6.43 per common share. The Agreement also provided for two key life insurance policies: one for Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven
M. Wemple, President , Chief Operating Officer, Treasurer, Secretary and Director of the Company. During Fiscal 2001, the Company paid premiums in the amount of approximately of $33,000 for these policies. The Company is the beneficiary on each of these policies.

     On February 27, 2002, the Stock Redemption Agreement was amended and restated providing that an executive officer intending to dispose of an interest in the Company must first offer his stock to the Company at a price equal to the fair market value of such shares of stock as determined by the executive officer and the Company. In addition, upon the death of either of these executive officers, the amended agreement now requires the Company to purchase their outstanding common shares at a price determined to be the fair market value as agreed to by both the estate of the executive officer and the Company.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly results of operations for the two years ended September 30, 2001 are as follows:


                                                        First           Second         Third       Fourth
                                                      Quarter          Quarter       Quarter      Quarter
                                                 ------------      ------------  ------------ -----------
Fiscal Year ended September 30, 2001


Revenues:                                        $ 36,842,626       $38,002,498   $38,479,463  $38,764,007

Operating income                                    3,045,681         2,992,244     2,839,130    2,609,095

Net income (loss)                                $    363,913       $   435,903   $   308,267  $  (106,538)  *
                                                 ============       ===========   ===========  ===========

Net income  per share, basic and diluted         $       0.07       $      0.08   $      0.06       ($0.02)
                                                 ============       ===========   ===========  ===========

Fiscal Year ended  September 30, 2000


Revenues:                                        $ 12,494,684       $19,965,480   $20,906,917  $24,222,048

Operating income                                      858,877         1,791,683     1,715,474    1,330,207

Net income (loss)                                $    306,284       $   288,831   $   299,917  $  (513,898)  **
                                                 ============       ===========   ===========  ===========

Net income (loss) per  share, basic and diluted  $       0.05       $      0.05   $      0.06  $     (0.10)
                                                 ============       ===========   ===========  ===========

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

14. SUBSEQUENT EVENT

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

The proposed transaction would result in the acquisition of all of the outstanding shares of common stock of the Company (other than the shares by Messrs. Berg and Wemple and their acquisition corporation). The final terms of any acquisition will be based on negotiations between the acquirers and the Special Committee, which is currently ongoing. The proposed acquisition is subject to, among other things, (1) approval of the proposed transaction by the Special Committee of the Board of Directors and the Company 's shareholders, (2) receipt of a fairness opinion by the Special Committee, (3) receipt of any applicable regulatory approvals and third-party consents and (4) the inapplicability (either by their terms or as a result of Company Board action) of certain business combination and control share provisions under Nevada law. There can be no assurance that a definitive merger agreement will be executed and delivered, that the proposed transaction will be consummated.

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

On December 24, 2001, the Company announced that it has entered into a definitive merger agreement with Interfoods Acquisition Corp., a corporation wholly-owned by Robert S. Berg and Steven M. Wemple. Under the Agreement, Interfoods Acquisition Corp. will merge with the Company which will be the entity surviving the merger. The stockholders of the Company (other than Messrs. Berg and Wemple, Interfoods Acquisition Corp. and stockholders of the Company who exercise their dissenters' rights under Nevada law) will receive unsecured, subordinated notes of the Company in the principal amount of $1.45 per share of Company common stock.

The debentures to be issued by the Company in the transaction will bear interest at the rate of 10% per annum. Interest will be payable semi-annually on each June 30 and December 31. The principal of the debentures will be payable as follows: 20% on the second anniversary of the date of the issuance of the debentures and the remainder on the third anniversary of the date of issuance of the debentures. The notes will be subordinated to all senior debt of the Company and will be issued in minimum principal amounts of $100 and thereafter in multiples of $25. Company shareholders will receive the cash equivalent in lieu of any fractional notes.