Form 10-Q
period 2002-03-31
INTERFOODS OF AMERICA INC
filed 2002-05-15
CIK 1019159

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       Or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                        -----------   -----------

                        Commission file number: 000-21093

                           INTERFOODS OF AMERICA, INC.
                           ---------------------------
             (Exact name of registrant as specified in this charter)

                  NEVADA                                       59-3356011
                  ------                                       ----------
       (State of other jurisdiction                          (IRS Employer
     of incorporation or organization)                     Identification No.)

9400 SOUTH DADELAND BOULEVARD, SUITE 720, MIAMI, FL               33156
---------------------------------------------------               -----
   (Address of principal executive offices)                     (Zip Code)

       (Registrant's telephone number, including area code) (305) 670-0746

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2002, there were 5,012,099 shares of the Issuer's Common Stock outstanding.

                           INTERFOODS OF AMERICA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE(S)
                                                                                                -------
Part I.  Financial Information

            Item 1.   Financial Statements

                      Consolidated Balance Sheets at March 31, 2002
                         and September 30, 2001                                                      1

                      Consolidated Statements of Earnings for the three and six months ended
                         March 31, 2002 and 2001                                                     2

                      Consolidated Statement of Stockholders' Equity for the six months ended
                         March 31, 2002 and for the year ended September 30, 2001                    3

                      Consolidated Statements of Cash Flows for the six months ended
                         March 31, 2002 and 2001                                                   4-5

                      Notes to the Consolidated Financial Statements                                 6

            Item 2.   Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                         7-10

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk                    11

Part II. Other Information

            Item 6.   Exhibits and Reports on Form 8-K                                           12-13

                                     PART I
                             FINANCIAL IN FORMATION

Item 1. Financial Statements

                           INTERFOODS OF AMERICA, INC.
                           Consolidated Balance Sheets

                                                                            March 31,   SEPTEMBER 30,
                                                                                 2002            2001
                                                                         (UNAUDITED)
                                                                         ------------   -------------
                  ASSETS:
Current assets:
   Cash and cash equivalents                                             $  3,801,868   $  2,370,032
   Certificates of deposit                                                  3,527,820      3,527,820
   Accounts receivable                                                        436,598        276,275
   Inventories                                                                847,219        792,577
   Prepaid expenses                                                           432,630        411,269
                                                                         ------------   ------------
      Total current assets                                                  9,046,135      7,377,973
                                                                         ------------   ------------

Property and equipment, net                                                79,542,245     79,926,823
                                                                         ------------   ------------

Other assets:
   Deposits                                                                    66,131        354,930
   Goodwill, net                                                           24,173,497     24,736,114
   Other intangible assets, net                                             1,991,120      2,005,617

   Debt issuance costs, net                                                 2,376,654      2,448,405
   Other assets                                                               390,009        178,362
                                                                         ------------   ------------
      Total other assets                                                   28,997,411     29,723,428
                                                                         ------------   ------------

      Total assets                                                       $117,585,791   $117,028,224
                                                                         ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable and accrued expenses                                 $ 11,581,789   $ 10,428,488
   Current portion of advanced vendor rebates                                 609,248        720,044
   Current portion of long-term debt                                        5,185,902      6,080,505
   Current portion of capital lease obligations                                20,372        168,714
   Current portion of deferred income on sale-leaseback transactions           45,248         45,248
                                                                         ------------   ------------

      Total current liabilities                                            17,442,559     17,442,999

Long-term debt, net of current portion                                     90,917,566     91,724,266
Advanced vendor rebates, net of current portion                             2,167,844      2,256,230
Deferred taxes                                                              1,766,403      1,103,703
Deferred income on sale-leaseback transactions, net of current portion        641,405        663,161
                                                                         ------------   ------------

      Total liabilities                                                   112,935,777    113,190,359
                                                                         ------------   ------------

Stockholders' equity:
      Common stock, 25,000,000 shares authorized
      at $.001 par value; 5,012,099 shares issued
      and outstanding                                                           5,012          5,012
      Additional paid -in capital                                           2,843,214      2,843,214
      Retained earnings                                                     1,801,788        989,639
                                                                         ------------   ------------

      Total stockholders' equity                                            4,650,014      3,837,865
                                                                         ------------   ------------

      Total liabilities and stockholders' equity                         $117,585,791   $117,028,224
                                                                         ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements:

                           INTERFOODS OF AMERICA, INC.
                       Consolidated Statements of Earnings
           For the three and six months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                     Three Months    Three Months      Six Months      Six Months
                                                    ended 3/31/02   ended 3/31/01   ended 3/31/02   ended 3/31/01
                                                    -------------   -------------   -------------   -------------
Total Restaurant Sales                               $39,739,756     $38,002,498     $77,343,372     $74,845,124
                                                     -----------     -----------     -----------     -----------

Costs and expenses:
     Cost of restaurant operations
         Cost of sales                                12,142,845      12,179,210      23,945,688      23,710,322
         Restaurant wages and related benefits         9,559,728       9,756,688      19,124,378      19,119,268
         Occupancy and other operating expenses        9,102,590       8,842,910      17,941,187      17,644,792
                                                     -----------     -----------     -----------     -----------

              Total cost of restaurant operations     30,805,163      30,778,808      61,011,253      60,474,382
     General and administrative expenses               3,306,089       2,987,623       6,647,122       5,866,685
     Depreciation and amortization                     1,303,368       1,215,903       2,496,552       2,438,212
                                                     -----------     -----------     -----------     -----------

           Total costs and operating expenses         35,414,620      34,982,334      70,154,927      68,779,279
                                                     -----------     -----------     -----------     -----------

           Operating income                            4,325,136       3,020,164       7,188,445       6,065,845
                                                     -----------     -----------     -----------     -----------

Other income (expense):

     Interest expense                                 (2,496,284)     (2,557,561)     (4,959,517)     (5,150,420)
     Loss due to closed stores                          (753,389)        (90,320)       (753,389)        (90,320)
     Gain (loss) on disposal of assets                  (131,292)        140,163        (234,873)        140,163
     Other income                                         79,415         197,367         234,183         339,094
                                                     -----------     -----------     -----------     -----------

           Total other expense                        (3,301,550)     (2,310,351)     (5,713,596)     (4,761,483)
                                                     -----------     -----------     -----------     -----------

           Income before income tax provision          1,023,586         709,813       1,474,849       1,304,362

Income tax provision                                    (479,511)       (273,910)       (662,700)       (504,546)
                                                     -----------     -----------     -----------     -----------

           Net income                                $   544,075     $   435,903     $   812,149     $   799,816
                                                     ===========     ===========     ===========     ===========

Net income per share - basic and diluted                  $0 .11          $0 .08          $0 .16     $      0.16
                                                     ===========     ===========     ===========     ===========
Weighted average shares outstanding:

     Basic and diluted                                 5,012,099       5,145,432       5,012,099       5,145,432
                                                     ===========     ===========     ===========     ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements:

                           INTERFOODS OF AMERICA, INC.
                 Consolidated Statement of Stockholders' Equity
             For the six months ended March 31, 2002 (unaudited) and
                      for the year ended September 30, 2001

                                                                               Retained
                                          Common Stock           Additional    Earnings       Common
                                          --------------------   Paid-in       (Accumulated   Stock in
                                          Shares       Amount    Capital       Deficit)       Treasury      Total
                                          ----------   -------   -----------   ------------   -----------   ----------
BALANCE, OCTOBER 1, 2000                   8,270,831   $ 8,271   $ 4,349,093    $  (11,906)   $(1,409,138)  $2,936,320

   Net income                                     --        --            --     1,001,545             --    1,001,545

   Purchase of common stock in Treasury           --        --            --            --       (100,000)    (100,000)

   Retirement of common stock in
   Treasury                               (3,258,732)   (3,259)   (1,505,879)           --      1,509,138           --
                                          ----------   -------   -----------    ----------    -----------   ----------

BALANCE, SEPTEMBER 30, 2001                5,012,099     5,012     2,843,214       989,639             --    3,837,865

   Net Income                                     --        --            --       812,149             --      812,149

                                          ----------   -------   -----------    ----------    -----------   ----------

BALANCE, MARCH 31, 2002                    5,012,099   $ 5,012   $ 2,843,214    $1,801,788             --   $4,650,014
                                          ==========   =======   ===========    ==========    ===========   ==========

   The accompanying notes to consolidated financial statements are an integral part of this consolidated statement:

                           INTERFOODS OF AMERICA, INC.
                     Consolidated Statements of Cash Flows,
                For the six months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                        2002           2001
                                                                 -----------    -----------
Cash flows from operating activities:
   Net income                                                    $   812,149    $   799,816
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                             2,496,552      2,438,212
         Deferred income tax expense                                 662,700        500,329
         Amortization of deferred income on sale-leaseback
            transactions                                             (21,756)       (22,626)
         Amortization of debt issuance costs                          71,751         74,212
         Amortization of advanced vendor rebates                     266,651)      (469,290)
         Loss on closed stores                                       753,389         90,320
         (Gain)loss on asset disposal                                234,873       (140,163)

         Changes in assets and liabilities:
            Accounts receivable                                     (160,323)       (50,726)
            Inventories                                              (54,642)       (14,922)
            Prepaid expenses                                         (21,361)      (410,200)
            Accounts payable and accrued expenses                  1,153,301        944,184
            Advanced vendor rebates                                   67,469         70,177
            Deposits and other assets                                (68,954)        49,953
                                                                 -----------    -----------

      Net cash provided by operating activities                    5,658,497      3,859,276
                                                                 -----------    -----------

Cash flows from investing activities:

   Capital expenditures                                           (1,192,599)    (1,294,330)
   Acquisition of land , buildings and restaurants                (1,080,836)    (1,817,880)
   Certificates of deposits                                               --        (50,000)
                                                                 -----------    -----------

      Net cash used in investing activities                       (2,273,435)    (3,162,210)
                                                                 -----------    -----------

Cash flows from financing activities:

   Proceeds from long-term debt                                      504,435      2,205,952
   Repayment of long-term debt, including capital leases          (2,457,661)    (2,826,326)
   Debt issuance costs                                                    --        (19,616)
   Redemption of Class B Preferred Stock                                  --       (225,000)
                                                                 -----------    -----------

      Net cash used in financing activities                       (1,953,226)      (864,990)
                                                                 -----------    -----------

         Net increase in cash and cash equivalents                 1,431,836       (167,924)

Cash and cash equivalents:
   Beginning of period                                             2,370,032      2,371,365
                                                                 -----------    -----------

   End of period                                                 $ 3,801,868    $ 2,203,441
                                                                 -----------    -----------

                                   (continued)

                           INTERFOODS OF AMERICA, INC.
                      Consolidated Statements of Cash Flows
                For the six months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                        2002           2001
                                                                 -----------    -----------
Supplemental disclosures of cash flow information:

   Interest paid                                                 $ 5,198,054    $ 4,821,217
                                                                 ===========    ===========

   Income taxes paid                                                      --    $     4,217
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

     These consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Company, the disclosures contained in this Form 10-Q are adequate to make the information fairly presented. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three and six months ended March 31, 2002 and 2001 and cash flows for each of the six months ended March 31, 2002 and 2001.

     For quarterly reporting purposes, the Company amortizes its advanced vendor rebates based on the estimated beverages purchased. Rebates at year end will be adjusted based on actual purchases which may result in a fourth quarter adjustment.

2.   RELATED PARTY TRANSACTIONS

     Robert S. Berg, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Steven M. Wemple, President , Chief Operating Officer, Treasurer, Secretary and Director of the Company, jointly own all of the outstanding stock of Elk River Aviation Inc.("Elk River"), a charter aircraft company whose sole business is the leasing of the airplane. The Company believes that the lease of the aircraft is important to the Company in order to permit management to effectively supervise the operations of its restaurants which are located in seven states, as well as in connection with the efforts of the Company to analyze potential future restaurant locations. As of March 31, 2002 and 2001, the Company had a receivable of $371,990 and $87,123 related to certain expenses paid by the Company on behalf of Elk River Aviation, which is included in Accounts Receivable on the Consolidated Balance Sheet.

3.   MERGER AGREEMENT

     See Form 8K filed on December 24, 2001, announcing that Interfoods of America, Inc. has entered into a definitive merger agreement with Interfoods Acquisition Corp., a corporation wholly-owned by Robert S. Berg and Steven M. Wemple, the chief executive officer and president, respectively, of the Company, pursuant to which Interfoods Acquisition Corp. will be merged into Interfoods of America, Inc. which will be the corporation surviving the merger. If the merger is completed, each share of the Company's common stock issued and outstanding immediately prior to the merger will be converted into the right to receive $1.45 principal amount of the Company' subordinated, unsecured debentures other than shares of common stock of Interfoods Acquisition Corp. and holders of the Company's Common stock who have validly exercised their dissenters' rights. If the merger is completed, Messrs. Berg and Wemple will own the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the months indicated, selected operating results as a percentage of total restaurant sales.

                                                      Three Months ended   Six Months ended
                                                           March 31,           March 31,
                                                        2002       2001     2002      2001
                                                       -----      -----    -----     -----
Total Restaurant Sales                                 100.0%     100.0%   100.0%    100.0%
Costs and expenses:
     Cost of restaurant operations
         Cost of sales                                  30.6       32.0     31.0      31.7
         Restaurant wages and related benefits          24.1       25.7     24.7      25.5
         Occupancy and other operating expenses         22.9       23.3     23.2      23.6
                                                       -----      -----    -----     -----
              Total cost of restaurant operations       77.6%      81.0%    78.9%     80.8%

     General and administrative expenses                 8.3        7.9      8.6       7.8
     Depreciation and amortization                       3.3        3.2      3.2       3.3
     Interest expense                                    6.3        6.7      6.4       6.9
     Loss due to closed stores                           1.9        0.2      1.0       0.1
     Loss (gain) on disposal of assets                   0.3       (0.4)     0.3      (0.2)
     Other income                                       (0.3)      (0.4)    (0.3)     (0.4)
                                                       -----      -----    -----     -----
Total costs and operating expenses                      97.4       98.2%    98.1%     98.3%
                                                       -----      -----    -----     -----
   Income before income tax provision                    2.6        1.8      1.9       1.7

 Income tax provision                                   (1.2)      (0.7)    (0.8)     (0.7)
                                                       -----      -----    -----     -----
           Net income                                    1.4%       1.1%     1.1%      1.0%
                                                       =====      =====    =====     =====

COMPARISONS OF THE THREE ANS SIX MONTHS ENDED MARCH 31, 2002 TO THREE AND SIX MONTHS ENDED MARCH 31, 2001

For the three and six months ended March 31, 2002, the Company had total restaurant sales of $39,739,756 and $77,343,372 compared to restaurant sales of 38,002,498 and $74,845,124 for the three and six months ended March 31, 2001. The increase in restaurant sales was attributable to the net addition of one new restaurant and the increase of same store restaurant sales of 4.2% for the three months and 3.3% for the six months ended March 31, 2002 as compared to the three and six months periods ended March 31, 2001.

Cost of restaurant operations for the three and six months ended March 31, 2002 were $30,805,163, or 77.6% of sales, and $61,011,253 or 78.9% of sales, as compared to $30,778,808, or 81.0% of sales, and $60,474,382, or 80.8% of sales for the three and six months ended March 31, 2001. Cost of sales decreased 1.4% of sales and 0.7% of sales in the three and six month periods ended March 31, 2002 as compared to the three and six month periods ended March 31, 2001 primarily due to improved food and paper cost controls instituted by management and small price increases in some major markets. Restaurant labor costs decreased 1.6% and 0.8% in the three and six month periods ended March 31, 2002 as compared to the three and six month periods ended March 31, 2001 primarily due to efficiencies resulting from higher sales volumes. Occupancy and other operating expenses decreased 0.4% of sales in the three months and six month periods ended March 31, 2002 as compared to the three and six month periods ended March 31, 2001. The decreases are the result of tighter cost controls in the restaurants and efficiencies from the higher sales volumes.

General and administrative expenses for the three and six months ended March 31, 2002 were $3,306,089, or 8.3% of sales, and $6,647,122 or 8.6 % of sales as compared to $2,987,623, or 7.9% of sales, and $5,866,685 or 7.8 % of sales for the three and six months ended March 31, 2001. The increase is the result of higher administrative cost due to additional personnel hired to support the Company's growth and new incentives that the Company instituted to keep key personnel.

Depreciation and amortization expense for the three and six months ended March 31, 2002 were $1,303,368 and $2,496,552 as compared to $1,215,903 and $2,438,212 for the three and six months ended March 31, 2001.

Operating income of the Company was $4,325,136 and $7,188,445 for the three and six months ended March 31, 2002 as compared to $3,020,164 and $6,065,845 for the three and six months ended March 31, 2001. The increase in operating income is attributable to the items described above.

Interest expense decreased to $2,496,284 and $4,959,517 for the three and six months ended March 31, 2002 as compared to $2,557,561 and $5,150,420 for the three and six months ended March 31, 2001. The decrease was due to lower average debt outstanding in the first and second quarters of Fiscal 2002 as compared to Fiscal 2001.

Loss due to closed stores increased to $753,389 for the three and six months ended March 31, 2002 as compared to $90,320 for the three and six months ended March 31, 2001. The Company accrued for estimated future facility closing costs on two restaurants that management determined were not meeting the Company's performance targets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended March 31, 2002 was $5,658,497 compared to net cash provided by operations of 3,859,276 for the six months ended March 31, 2001. The increase in operating cash flow for the period was primarily attributable to the improved operating performance and increases in accounts payable and accrued expenses.

At March 31, 2002, the Company had total current assets of $9,046,135 and total assets of $117,585,791 as compared to total current assets of $7,377,973 and total assets of $117,028,224 at September 30, 2001. The increase in current assets was primarily attributable to improvement of cash and cash equivalents of $1,431,836.

Net cash used in investing activities was $2,273,435 for the six months ended March 31, 2002 as compared to $3,162,210 for the six months ended March 31, 2001. The decrease in net cash used in investing is primarily due to the Fiscal 2002 period having less remodeling of existing restaurants and development expenditures as compared to the six month period ended March 31, 2001.

Net cash used in financing activities was $1,953,226 for the six months ended March 31, 2002 as compared to the $864,990 which was used in the six months ended March 31, 2001. The increase resulted primarily from the Fiscal 2002 period having received less proceeds from debt.

As of March 31, 2002, the Company had total outstanding debt of approximately $
96.1 million, of which approximately $5.2 million represents the current portion. The Company expects to pay its current portion of debt, which includes interest, with cash flow generated from operations. As of March 31, 2001, the average interest rate on the debt was 10.1%. The debt is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

On December 24, 2001, the Company announced that it had entered into a definitive merger agreement with Interfoods Acquisition Corp., a corporation wholly-owned by Robert S. Berg and Steven M. Wemple, the chief executive officer and president, respectively, of the Company. If the merger is completed, each share of the Company's common stock issued and outstanding immediately prior to the merger will be converted into the right to receive $1.45 principal amount of the Company' subordinated, unsecured debentures other than shares of common stock of Interfoods Acquisition Corp. and holders of the Company's Common stock who have validly exercised their dissenters' rights. The Company will issue subordinated, unsecured debentures in the aggregate principal amount of approximately $3,846,166 for all of the 2,652,528 shares of its common stock held by its stockholders other than Interfoods Acquisition Corp. The debentures will bear interest at the rate of 10% per annum. Generally, interest will be paid semi-annually on June 30 and December 31 of each year to the persons who are registered holders of the debentures on June 15 or December 15, as the case may be, preceding such interest payment dates. The principal of the debentures will be payable as follows: 20% on the second anniversary of the date of the issuance of the debentures and the remainder on the third anniversary of the date of issuance of the debentures. The Company intends to pay the interest on and principal of the debentures from its operations and available cash from its existing lines of credit.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its current and future indebtedness, or to fund planned capital expenditures, will depend on its future performance. Based upon the current level of operations and anticipated revenue growth and cost savings, management believes that cash flow from operations and available cash from its existing line of credit, and refinancing capabilities, will be adequate to meet the Company's future liquidity needs. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any needed refinancing on reasonable terms or at all. At the present time, there are no significant commitments for renovations during Fiscal 2002.

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

Forward-Looking Statements
---------------------------

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Such statements reflect our current view with respect to future events and are subject to numerous risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements, including, among others: general economic or market conditions; changes in business; availability of financing on acceptable terms to fund future operations; competitive conditions in our markets; changes in technology; and various other factors both referenced and not referenced in this Form 10-Q including those discussed in our periodic and other filings with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, expected, planned or intended. Further information about about the risks of forward-looking statements applicable to us can be found in our Form 10-K for the fiscal year ended September 30, 2001

NEW ACCOUNTING PROUNCEMENTS

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Interest Rate Risk. The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Company maintains Certificates of deposits with original maturities of 12 months or less. These financial instruments are subject to interest rate declines. An immediate decline of 10% in interest rates would reduce the Company's quarterly interest income by approximately $2,400. Interest rate risk is primarily limited to our variable rate debt obligations, which totaled $2,812,000 as of March 31, 2002. In the event that interest rates increased by 10%, the Company's quarterly interest obligations would increase by approximately $2,900.

Chicken Rate Risk. The Company's cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability. In order to insure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, our franchisor set up a purchasing cooperative for the benefit of the franchisees, including the Company. The purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, the Company pays the market price plus a premium for the cut specifications for our restaurants. The market-priced contract has a maximum and minimum price that the Company will pay for chicken during the term of the contract. The contracts have terms ranging from two to three years with provisions for certain annual price adjustments. The Company utilizes both contracts to ensure favorable chicken prices. In the first six months of Fiscal 2002, approximately 45% of the cost of sales for the Company was attributable to the purchase of fresh chicken.

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

9.2          Termination Agreement dated March 6, 2002 (6)

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

10.2         Trademark Licensing Agreement dated March 1, 1993 (1)

10.9 Asset Purchase Agreement between the Company and Ellis Enterprise dated January 11, 2000 (2)

10.10 Asset Purchase Agreement between the Company and RMS Family Restaurants dated September 14, 2000 (2)

10.11        Executive Retention - Salary Continuation Plan dated January 15,
             2001 (2)

10.12 Stock Redemption Agreement dated June 30, 2001 by and among the Company, Mr. Berg and Mr. Wemple (5)

10.13 Amended and Restated Stock Redemption Agreement dated February 27, 2002 by and among the Company, Interfoods Acquisition Corp, Mr. Berg and Mr. Wemple (5)

12.1         Ratio of Earnings to Fixed Charges (6)

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

             (5) Incorporated herein by reference to Schedule 13D/A under the Securities Exchange Act of 1934 filed with the Commission on March 4, 2002

             (6) Incorporated herein by reference to Form 10K/A under the Securities Exchange Act of 1934 filed with the Commission on March 13, 2002.

(b) The following reports were filed on Form 8-K during the quarter for which this report is filed:

     On February 14, 2002, the Company filed a current report on Form 8-K to announce earnings for the 1st Quarter Fiscal Year 2002 ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERFOODS OF AMERICA, INC.


Date: May 13, 2002                       By: /s/ ROBERT S. BERG
                                         ---------------------------------------

                                         Robert S. Berg, Chairman of the Board
                                                   Chief Executive Officer


                                         By: /s/ STEVEN M. WEMPLE
                                         ---------------------------------------

                                         Steven M. Wemple, President
                                                   Chief Operating Officer,
                                                   Secretary and Treasurer


                                         By: /s/ FRANCIS X. MALONEY
                                         ---------------------------------------

                                         Francis X. Maloney,
                                                    Chief Financial Officer,
                                                    Principal Accounting Officer